Form 10-Q
period 2024-09-30
NewtekOne, Inc.
filed 2024-11-12
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NEWT	Nasdaq Global Market LLC
5.50% Notes due 2026	NEWTZ	Nasdaq Global Market LLC
8.00% Notes due 2028	NEWTI	Nasdaq Global Market LLC
8.50% Notes due 2029	NEWTG	Nasdaq Global Market LLC
8.625% Notes due 2029	NEWTH	Nasdaq Global Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2024, there were 26,305,056 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1, terminated in October 2024
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1, terminated in October 2024
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025
2025 Notes	Collectively, the 2025 6.85% Notes, 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2023 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
DRIP	The Company's former dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Program
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale

LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses
SOFR	Secured Overnight Financing Rate
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Consolidated Subsidiaries
NSBF	Newtek Small Business Finance, LLC
NBL	Newtek Business Lending, LLC, a former wholly-owned subsidiary of Newtek Bank, merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc.
Newtek Bank	Newtek Bank, National Association
NALH	Newtek Business Services Holdco 6, Inc., dba Newtek ALP Holdings
NMS	Newtek Merchant Solutions, LLC
Mobil Money	Mobil Money, LLC
NTS	Newtek Technology Solutions, Inc.
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC dba Newtek Payroll and Benefits Solutions
NIA	Newtek Insurance Agency, LLC
TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, an 88.34% owned consolidated subsidiary

Joint Ventures
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and due from banks	$9,688	$15,398
Restricted cash	27,929	30,919
Interest bearing deposits in banks	152,805	137,689
Total cash and cash equivalents	190,422	184,006
Debt securities available-for-sale, at fair value	23,790	32,171
Loans held for sale, at fair value	242,225	118,867
Loans held for sale, at LCM	60,203	56,607
Loans held for investment, at fair value	394,471	469,801
Loans held for investment, at amortized cost, net of deferred fees and costs	518,489	336,305
Allowance for credit losses	(26,045)	(12,574)
Loans held for investment, at amortized cost, net	492,444	323,731
Federal Home Loan Bank and Federal Reserve Bank stock	3,608	3,635
Settlement receivable	62,117	62,230
Joint ventures, at fair value (cost of $43,321 and $37,864), respectively	55,750	40,859
Non-control investments (cost of $680 and $796), respectively	740	728
Goodwill and intangibles	14,794	30,120
Right of use assets	3,992	5,701
Deferred tax asset, net	—	5,230
Servicing assets	46,111	39,725
Other assets	62,984	56,102
Assets held for sale	20,519	—
Total assets	$1,674,170	$1,429,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$11,040	$10,053
Interest-bearing	638,418	453,452
Total deposits	649,458	463,505
Borrowings	655,834	644,122
Dividends payable	5,237	4,792
Lease liabilities	4,883	6,952
Deferred tax liabilities, net	4,700	—
Due to participants	22,217	23,796
Accounts payable, accrued expenses and other liabilities	45,092	37,300
Liabilities directly associated with assets held for sale	4,964	—
Total liabilities	1,392,385	1,180,467
Shareholders' Equity:
Preferred stock (par value $0.02 per share; authorized 20 shares, 20 shares issued and outstanding)	19,738	19,738
Common stock (par value $0.02 per share; authorized 199,980 shares, 26,018 and 24,680 shares issued and outstanding, respectively)	520	492
Additional paid-in capital	216,662	200,913
Retained earnings	44,834	28,051
Accumulated other comprehensive income (loss), net of income taxes	31	(148)
Total shareholders' equity	281,785	249,046
Total liabilities and shareholders' equity	$1,674,170	$1,429,513

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Interest income
Debt securities available-for-sale	$334	$436	$1,168	$1,083
Loans and fees on loans	28,588	23,232	80,346	60,341
Other interest earning assets	2,349	3,068	6,177	6,580
Total interest income	31,271	26,736	87,691	68,004
Interest expense
Deposits	7,314	5,212	19,755	10,738
Notes and securitizations	11,482	11,005	33,427	28,806
Bank and FHLB borrowings	1,494	2,442	5,496	10,127
Total interest expense	20,290	18,659	58,678	49,671
Net interest income	10,981	8,077	29,013	18,333
Provision for credit losses	6,928	3,446	16,742	7,339
Net interest income after provision for credit losses	4,053	4,631	12,271	10,994
Noninterest income
Dividend income	374	388	1,128	1,397
Loan servicing asset revaluation	(1,786)	(1,951)	(5,383)	(1,566)
Servicing income	4,958	4,602	14,922	13,304
Net gains on sales of loans	25,675	13,751	68,531	33,482
Net (loss) gain on loans under the fair value option	(4,085)	2,809	(4,181)	12,588
Technology and IT support income	3,311	5,376	14,255	18,456
Electronic payment processing income	11,777	11,192	35,409	32,196
Other noninterest income	11,627	4,859	28,557	17,808
Total noninterest income	51,851	41,026	153,238	127,665
Noninterest expense
Salaries and employee benefits expense	19,149	13,726	60,445	51,173
Technology services expense	1,796	2,738	8,624	10,007
Electronic payment processing expense	4,438	4,817	14,977	14,159
Professional services expense	3,929	3,170	11,237	9,766
Other loan origination and maintenance expense	4,132	1,836	9,391	6,930
Depreciation and amortization	517	730	1,570	2,271
Other general and administrative costs	4,886	4,303	14,326	13,814
Total noninterest expense	38,847	31,320	120,570	108,120
Net income before taxes	17,057	14,337	44,939	30,539
Income tax expense (benefit)	5,123	3,418	12,410	(5,941)
Net income	11,934	10,919	32,529	36,480
Dividends to preferred shareholders	(400)	(400)	(1,200)	(1,049)
Net income available to common shareholders	$11,534	$10,519	$31,329	$35,431
Earnings per common share:
Basic	$0.45	$0.43	$1.26	$1.46
Diluted	$0.45	$0.43	$1.26	$1.46

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Net income	$11,934	$10,919	$32,529	$36,480
Other comprehensive gain (loss) before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	241	(79)	257	(281)
Other comprehensive gain (loss) before tax	241	(79)	257	(281)
Income tax (expense) benefit	(73)	98	(78)	97
Other comprehensive income (loss), net of tax	168	19	179	(184)
Comprehensive income	$12,102	$10,938	$32,708	$36,296

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	25,852	$517	20	$19,738	$215,633	$(137)	$38,251	$274,002

Stock-based compensation expense, net of forfeitures	—	—	—	—	913	—	—	913
Dividends declared related to RSA, net of accrued dividends forfeited	8	—	—	—	114	—	(114)	—
Purchase of vested stock for employee payroll tax withholding	(4)	—	—	—	(46)	—	—	(46)
Restricted stock awards, net of forfeitures	158	3	—	—	—	—	—	3
ESPP issuances	4	—	—	—	48	—	—	48
Dividends declared common shares ($0.19/share)	—	—	—	—	—	—	(4,837)	(4,837)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	—	—	(400)	(400)
Net income (loss)	—	—	—	—	—	—	11,934	11,934
Other comprehensive income, net of tax	—	—	—	—	—	168	—	168
Balance at September 30, 2024	26,018	$520	20	$19,738	$216,662	$31	$44,834	$281,785

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(As Restated)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	24,615	$491	20	$19,738	$199,358	$(203)	$16,065	$235,449

DRIP shares issued	6	—	—	—	71	—	—	71
Stock-based compensation expense, net of forfeitures	—	—	—	—	592	—	—	592
Dividends declared related to RSA, net of accrued dividends forfeited	2	—	—	—	19	—	(19)	—
Purchase of vested stock for employee payroll tax withholding	(4)	—	—	—	(85)	—	—	(85)
Restricted stock awards, net of forfeitures	26	—	—	—	—	—	—	—
Dividends declared common shares ($0.18/share)	—	—	—	—	—	—	(4,363)	(4,363)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	—	—	(400)	(400)
Net income (loss)	—	—	—	—	—	—	10,919	10,919
Other comprehensive income, net of tax	—	—	—	—	—	19	—	19
Balance at September 30, 2023	24,645	$491	20	$19,738	$199,955	$(184)	$22,202	$242,202

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	24,680	$492	20	$19,738	$200,913	$(148)	$28,051	$249,046
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,244	—	—	2,244
Dividends declared related to RSA, net of accrued dividends forfeited	20	—	—	—	265	—	(265)	—
Purchase of vested stock for employee payroll tax withholding	(25)	—	—	—	(299)	—	—	(299)
Restricted stock awards, net of forfeitures	228	5	—	—	—	—	—	5
ESPP issuances	15	—	—	—	167	—	—	167
Amortization of offering costs	—	—	—	—	(423)	—	—	(423)
Issuance of common stock, net of offering costs	1,100	23	—	—	13,795	—	—	13,818
Dividends declared common shares ($0.38/share)	—	—	—	—	—	—	(14,281)	(14,281)
Dividends declared preferred shares ($60.00/share)	—	—	—	—	—	—	(1,200)	(1,200)
Net income (loss)	—	—	—	—	—	—	32,529	32,529
Other comprehensive income, net of tax	—	—	—	—	—	179	—	179
Balance at September 30, 2024	26,018	$520	20	$19,738	$216,662	$31	$44,834	$281,785

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(As Restated)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Accumulated undistributed earnings	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	24,609	$492	—	$—	$354,243	$—	$20,623	$—	$375,358
Conversion from BDC to Bank Holding Company Adjustments:
Change in presentation	—	—	—	—	20,623	—	(20,623)	—	—
Removal of fair value adjustments	—	—	—	—	(138,043)	—	—	—	(138,043)
Consolidation of controlled investments	—	—	—	245	(57,970)	—	—	—	(57,725)
Reassessment of deferred tax assets and liabilities	—	—	—	—	19,266	—	—	—	19,266
DRIP shares issued	16	—	—	—	217	—	—	—	217
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,015	—	—	—	2,015
Dividends declared related to RSA, net of accrued dividends forfeited	10	—	—	—	137	—	—	(137)	—
Purchase of vested stock for employee payroll tax withholding	(16)	(1)	—	—	(533)	—	—	—	(534)
Restricted stock awards, net of forfeitures	26	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	20	20,000	—	—	—	—	20,000
Preferred stock issuance costs	—	—	—	(507)	—	—	—	—	(507)
Dividends declared common shares ($0.54/share)	—	—	—	—	—	—	—	(13,092)	(13,092)
Dividends declared preferred shares ($52.44/share)	—	—	—	—	—	—	—	(1,049)	(1,049)
Net income (loss)	—	—	—	—	—	—	—	36,480	36,480
Other comprehensive loss, net of tax	—	—	—	—	—	(184)	—	—	(184)
Balance at September 30, 2023	24,645	$491	20	$19,738	$199,955	$(184)	$—	$22,202	$242,202

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
		(as restated)

Cash flows from operating activities:
Net income	$32,529	$36,480
Adjustments to reconcile net income to net cash used in operating activities:
Net appreciation on joint ventures and non-control investments	(9,562)	(3,141)
Net loss (gain) on loans accounted for under the fair value option	4,181	(12,588)
Loan servicing asset revaluation	5,383	1,566
Net unrealized appreciation on derivative transactions	(562)	(54)
Net gain on sales of loans	(68,531)	(33,482)
Net accretion of premium/discount	(564)	(1,970)
Amortization of deferred financing costs	3,154	3,028
Provision for credit losses	16,742	7,339
Lower of cost or market adjustment on loans held for sale	(73)	139
Bad debt (recoveries) expense	(133)	190
Stock compensation expense	2,261	2,015
Deferred income tax expense (benefit)	11,472	(15,546)
Depreciation and amortization	1,570	2,271
Proceeds from sale of loans held for sale	598,186	533,117
Sale (purchase) of loans held for sale from affiliate	131,155	(5,279)
Funding of loans held for sale	(799,644)	(532,993)
Principal received on loans held for sale	14,507	8,204
Other, net	(435)	(481)
Changes in operating assets and liabilities:
Settlement receivable	112	(63,957)
Due to/from related parties	(89)	(391)
Other assets	(5,093)	7,558
Dividends payable	445	4,769
Due to participants	(1,579)	(14,392)
Accounts payable, accrued expenses and other liabilities	3,149	(23,876)
Net cash used in operating activities	(61,419)	(101,474)

Cash flows from investing activities:
Net decrease in loans held for investment, at fair value	53,237	12,259
Net increase in loans held for investment, at cost	(179,018)	(116,621)
Contributions to joint ventures	(5,457)	(14,550)
Purchase of fixed assets	(375)	(293)
Return of capital - non-control investments	116	—
Net decrease (increase) in Federal Home Loan and Federal Reserve Bank stock	27	(2,133)
Net decrease (increase) in available-for-sale securities	8,637	(28,134)
Acquisitions, net of cash acquired	—	11,252
Net cash used in investing activities	(122,833)	(138,220)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
		(as restated)
Cash flows from financing activities:
Net paydowns on bank notes payable	(18,694)	(105,700)
Net increase in deposits	184,983	295,544
Repayment of Federal Home Loan Bank advances	(7,437)	(4,336)
Proceeds from common shares sold, net of offering costs	13,818	—
Proceeds from preferred stock, net of offering costs	—	19,493
Proceeds from 2025 8.125% Notes	—	50,000
Proceeds from 2028 8.00% Notes	—	40,000
Redemption of 2024 Notes	(38,250)	—
Proceeds from 2029 8.50% Notes	71,875	—
Proceeds from 2029 8.625% Notes	75,000	—
Payments on Notes Payable - Securitization Trusts	(68,922)	(68,918)
Issuance of Notes Payable - Securitization Trusts	—	103,860
Dividends paid, net of dividend reinvestment plan	(15,015)	(9,378)
Payments of deferred financing costs	(5,067)	(4,556)
Proceeds from common stock issued under ESPP	140	—
Purchase of vested stock for employee payroll tax withholding	(299)	(534)
Net cash provided by financing activities	192,132	315,475
Net increase in cash and restricted cash	7,880	75,781
Cash and restricted cash—beginning of period (Note 2)	184,006	125,606
Consolidation/(deconsolidation) of cash and restricted cash from controlled investments related to business combinations and dispositions, net of cash paid	(1,464)	22,306
Cash and restricted cash—end of period (Note 2)	$190,422	$223,693

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$2,251	$2,195
Dividends declared but not paid during the period	$5,237	$4,363
Issuance of common shares under dividend reinvestment plan	$—	$217

Supplemental disclosure of cash flow information:
Interest paid	$59,570	$49,671
Income taxes paid	$7,215	$2,551

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

NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank; NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; POS; NALH; NCL; and NTS.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

The accompanying notes to the consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024 (the “2023 Form 10-K”). The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The annualized results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The December 31, 2023 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

NTS Sale

On August 11, 2024, the Company entered into a definitive agreement (the “NTS Sale Agreement”) to sell NTS (the “NTS Sale”) to Paltalk, Inc. (“Paltalk”). As previously disclosed, in connection with the Acquisition and transition to a financial holding company, the Company made a commitment to the Board of Governors of the Federal Reserve System to divest or terminate the activities of NTS.

Pursuant to the NTS Sale Agreement, Paltalk has agreed, at the closing of the NTS Sale, to (i) pay to the Company $4.0 million in cash, subject to certain purchase price adjustments (the “Cash Consideration”) and (ii) issue to the Company 4.0 million shares of a newly created series of Paltalk non-voting preferred stock, the Series A Non-Voting Common Equivalent Stock (the “Preferred Stock”) (the “Stock Consideration,” and together with the Cash Consideration, the “Closing Consideration”). Upon the occurrence of certain specified transfers of the Preferred Stock, each transferred share of Preferred Stock will automatically convert into one share of common stock of Paltalk, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out amount of up to $5.0 million, payable in cash or Preferred Stock (or a combination thereof, determined in Paltalk’s discretion), based on the achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The issuance of Preferred Stock to the Company as Stock Consideration or as consideration for the earn-out, if any, will be subject to the limitation that any such issuance of Preferred Stock may not result in the Company’s equity interest in Paltalk exceeding one third of Paltalk’s “total equity,” determined in accordance with the Bank Holding Company Act of 1956, as amended, and to the extent necessary a corresponding increase in the Cash Consideration or cash paid in respect of the earn-out will be made. Following the closing of the NTS Sale, the Company will be entitled to one representative on the Paltalk board of directors. The consummation of the NTS Sale is subject to approval by Paltalk’s stockholders, regulatory approvals and the satisfaction of other closing conditions, including the completion of the divestiture of certain specified assets by Paltalk. At the closing of the NTS Sale, based on the number of shares of Paltalk common stock outstanding as of November 8, 2024, the Company’s equity interest in Paltalk would represent, on an as-converted and fully-diluted basis, approximately 30.2% of Paltalk’s total equity.

As a result of the Company’s entry into the NTS Sale Agreement and its anticipation to divest of NTS, the Company reported NTS as Held for Sale as of September 30, 2024. In addition, as of the date of this filing, the Company has concluded that the assets, liabilities and operations of NTS do not qualify for Discontinued Operations as of September 30, 2024. See NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

Reclassifications and Restatements

Certain prior period amounts, to the extent comparable, have been reclassified to conform to the current period presentation.

In addition, as disclosed in our 2023 Form 10-K, the Company’s prior year condensed comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. Balances as of and results for the three and nine months ended September 30, 2023 are presented as restated. Refer to our 2023 Form 10-K for further detail.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
A more detailed description of our accounting policies is included in the Company’s 2023 Form 10-K, which accounting policies remain significantly unchanged. There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2023 Form 10-K.

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of September 30, 2024, cash deposits in excess of insured amounts totaled $32.5 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2024.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of agreements with the SBA, cash reserves associated with securitization transactions, and cash margin as collateral for derivative instruments. As of September 30, 2024, total restricted cash was $27.9 million.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of September 30, 2024 and 2023 and December 31, 2023:

	September 30, 2024	September 30, 2023	December 31, 2023
Cash and due from banks	$9,688	$15,610	$15,398
Restricted cash	27,929	70,737	30,919
Interest bearing deposits in banks	152,805	137,346	137,689
Cash and restricted cash	$190,422	$223,693	$184,006

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

SBA 7(a):     The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender licensed by the SBA may underwrite loans between $5.0 thousand and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The guaranteed portion of the loans are HFS and carried at LCM and therefore are not subject to CECL. The unguaranteed portion of the loans that are held on balance sheet at amortized cost are subject to CECL. In the context of CECL, these SBA 7(a) loans are held at Newtek Bank.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2024, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled. The guaranteed portion of SBA 7(a) principal balances that have been sold but not yet settled at September 30, 2024 was $55.9 million. The settlement receivable also includes $6.2 million of premiums, which have been recognized in Net Gains on Sales of Loans.

Assets Held for Sale and Liabilities Directly Associated with Assets Held for Sale

The Company classifies assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the disposal group is probable within one year, (v) the disposal group is being actively marketed for sale at price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the disposal group.

Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. Refer to NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE for a discussion of assets and liabilities associated with assets held for sale at September 30, 2024.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Such deferred tax assets and liabilities recorded on the statements of financial condition were a deferred tax liability, net of $4.7 million and a deferred tax asset, net of $5.2 million at September 30, 2024 and December 31, 2023, respectively.

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

New Accounting Standards

Improvements to Reportable Segment Disclosures (ASU 2023-07): In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of this guidance is to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. This ASU requires that an entity disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the CODM and are included within the reported measure of segment profit or loss. This ASU also requires an entity to disclose, on an interim and annual basis, other segment items by reportable segment, including a qualitative description of the composition of those items. This “other” category is defined as the difference between segment profit or loss and segment revenue less significant segment expenses. Entities are also required to disclose the title and position of the individual, or the name of the group or committee, identified as the CODM. The amendments are effective on January 1, 2024, for annual reporting, and January 1, 2025, for interim reporting, with early adoption permitted. The amendments must be applied using a retrospective approach. Management does not expect the impact to be material.

Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities will be required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. The amendments are effective on January 1, 2025, with early adoption permitted. The amendments must be applied using either a prospective or retrospective approach. Management does not expect the impact of these amendments to be material.

Compensation—Stock Compensation (ASU 2024-01): In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

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

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Debt securities available-for-sale, at fair value	$23,734	$23,790	$32,372	$32,171
Federal Home Loan Bank and Federal Reserve Bank stock	3,608	3,608	3,635	3,635
Non-controlled investments	680	740	796	728
Joint ventures, at fair value	43,321	55,750	37,864	40,859
Total investments	$71,343	$83,888	$74,667	$77,393

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

The following tables show certain summarized financial information for NCL JV:

Selected Statement of Assets and Liabilities Information (Unaudited)	September 30, 2024	December 31, 2023
Cash	$606	$612
Restricted cash	1,895	3,298
Investments in loans, at FV (amortized cost of $61,933 and $68,403, respectively)	62,962	70,083
Other assets	1,616	1,614
Total assets	$67,079	$75,607

Securitization notes payable	$30,834	$38,805
Other liabilities	832	905
Total liabilities	31,666	39,710

Net assets	35,413	35,897
Total liabilities and net assets	$67,079	$75,607

Selected Statements of Operations Information (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and other income	$1,202	$1,291	$3,766	$4,576
Total expenses	442	614	1,374	1,923
Net investment income	760	677	2,392	2,653
Unrealized (depreciation) appreciation on investments	417	(216)	(652)	1,713
Net increase in net assets resulting from operations	$1,177	$461	$1,740	$4,366

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. TSO JV began making investments in ALP loans during the fourth quarter of 2022. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. On July 23, 2024, TSO JV closed a securitization backed by ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes (collectively, the “TSO Notes”) issued by NALP Business Loan Trust 2024-1. The TSO Notes were backed by $190.5 million of collateral, consisting of Company originated ALP loans . The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively. TSO JV ceased investing in new ALP loans in July 2023.

The following tables show certain summarized financial information for TSO JV:

Selected Statement of Assets and Liabilities Information (Unaudited)	September 30, 2024	December 31, 2023
Cash	$620	$4,401
Restricted cash	5,093	1,183
Investments in loans, at FV (amortized cost of $188,019 and $62,696, respectively)	198,403	66,689
Other assets	5,233	1,374
Total assets	$209,349	$73,647

Bank notes payable	$—	$29,636
Securitization notes payable	142,719	—
Other liabilities	377	1,092
Total liabilities	143,096	30,728

Net assets	66,253	42,919
Total net assets	$209,349	$73,647

Selected Statements of Operations Information (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and other income	$5,722	$876	$12,405	$1,968
Total expenses	3,114	1,424	6,678	3,042
Net investment income (loss)	2,608	(548)	5,727	(1,074)
Unrealized appreciation on investments	2,114	1,464	6,392	1,270
Realized loss on investments	—	—	—	(16)
Realized gain (loss) on derivative transactions	(1,436)	351	(391)	518
Unrealized (loss) gain on derivative transactions	832	(151)	694	(146)
Net increase in net assets resulting from operations	$4,118	$1,116	$12,422	$552

Transactions with Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Transactions related to our joint ventures and non-controlled investments for the nine months ended September 30, 2024 and 2023 were as follows:

Company	Fair Value at December 31, 2023	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at September 30, 2024	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$19,400	$—	$—	$(500)	$18,900	$1,112
Newtek TSO II Conventional Credit Partners, LP	21,459	25,642	(20,185)	9,934	36,850	—
Total Joint Ventures	$40,859	$25,642	$(20,185)	$9,434	$55,750	$1,112

Non-Control Investments
EMCAP Loan Holdings, LLC	$368	$—	$(116)	$68	$320	$16
Biller Genie Software, LLC	360	—	—	60	420	—
Total Non-Control Investments	$728	$—	$(116)	$128	$740	$16

Total Affiliate Investments	$41,587	$25,642	$(20,301)	$9,562	$56,490	$1,128

Company	Fair Value at December 31, 2022	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at September 30, 2023	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$16,587	$248	$—	$2,865	$19,700	$1,302
Newtek TSO II Conventional Credit Partners, LP	6,435	14,302	—	276	21,013	—
Total Joint Ventures	$23,022	$14,550	$—	$3,141	$40,713	$1,302

Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$—	$—	$1,000	$95
Biller Genie Software, LLC	360	—	—	—	360	—
Total Non-Control Investments	$1,360	$—	$—	$—	$1,360	$95

Total Affiliate Investments	$24,382	$14,550	$—	$3,141	$42,073	$1,397

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of available-for-sale securities by major type as of September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$20,734	$78	$2	$20,810	$29,372	$—	$67	$29,304
Government agency debentures	3,000	—	20	2,980	3,000	—	134	2,867
Total available for sale securities	$23,734	$78	$22	$23,790	$32,372	$—	$201	$32,171

As of September 30, 2024 and December 31, 2023, there was $13.6 thousand and $0.2 million of accrued interest receivable on available-for-sale securities, respectively, included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the three and nine months ended September 30, 2024 and 2023, securities sold or settled were as follows:.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	#	$	#	$	#	$	#	$
Securities sold or settled	two settled	$10,000	none	$—	three settled	$39,500	none	$—
Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$3,957	$2	$—	$—	1	$3,957	$2
Government agency debentures	2,980	—	—	20	2	2,980	20
Total	$6,937	$2	$—	$20	$3	$6,937	$22

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$29,304	$67	$—	$—	1	$29,304	$67
Government agency debentures	2,867	134	—	—	2	2,867	134
Total	$32,171	$201	$—	$—	3	$32,171	$201

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	September 30, 2024		At December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$15,722	$15,723	$32,372	$32,171
After 1 year through 5 years	8,012	8,067	—	—
Total available for sale securities	$23,734	$23,790	$32,372	$32,171

Other information

The following table summarizes Newtek Bank’s available-for-sale securities pledged for deposits, borrowings, and other purposes:

	September 30, 2024	December 31, 2023
Pledged for deposits	$—	$—
Pledged for borrowings and other	23,790	30,730
Total available for sale securities pledged	$23,790	$30,730

NOTE 5—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value includes SBA 7(a) loans originated by NSBF. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans by NSBF where the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by industry for loans HFI, at fair value:

	Loans HFI, at Fair Value
	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Food Services and Drinking Places	$34,783	$36,835	$43,779	$43,955
Professional, Scientific, and Technical Services	31,885	32,384	36,248	35,377
Specialty Trade Contractors	30,964	30,776	40,193	35,451
Ambulatory Health Care Services	22,289	22,559	27,291	26,633
Amusement, Gambling, and Recreation Industries	17,383	18,430	21,289	22,839
Administrative and Support Services	17,425	17,003	21,319	19,521
Merchant Wholesalers, Durable Goods	16,094	15,638	21,873	21,152
Repair and Maintenance	13,201	14,304	15,886	17,005
Personal and Laundry Services	13,120	13,890	12,867	13,584
Merchant Wholesalers, Nondurable Goods	11,970	11,852	15,623	15,573
Social Assistance	8,544	9,303	8,857	9,721
Fabricated Metal Product Manufacturing	9,832	9,227	12,439	13,205
Truck Transportation¹	11,388	8,897	15,590	12,113
Construction of Buildings	9,056	8,423	9,868	9,890
Food Manufacturing²	8,994	8,392	10,233	8,714
Accommodation	7,701	8,144	9,259	10,162
Support Activities for Mining	7,209	7,082	8,455	7,754
Transportation Equipment Manufacturing	6,519	6,897	7,687	7,999
Rental and Leasing Services	6,159	6,482	6,764	7,178
Food and Beverage Stores	6,167	6,408	7,026	7,306
Motor Vehicle and Parts Dealers	6,208	6,303	9,046	9,382
Nursing and Residential Care Facilities	5,834	6,234	6,182	6,709
Educational Services	4,528	4,822	5,368	5,636
Building Material and Garden Equipment and Supplies Dealers	4,334	4,476	7,384	6,781
Other[3]	79,570	79,710	102,037	96,161
Total	$391,157	$394,471	$482,563	$469,801
(1) Truck Transportation includes one loan at NewtekOne of $2.1 million Cost and $1.0 million Fair value as of September 30, 2024, and $2.1 million Cost and $1.1 million Fair Value as of December 31, 2023.
(2) Food Manufacturing includes one loan at NewtekOne of $4.7 million Cost and $4.2 million Fair Value as of September 30, 2024, and $4.7 million Cost and $3.4 million Fair Value as of December 31, 2023.
(3) Other includes one loan at NewtekOne of $0.3 million Cost and $0.2 million Fair Value as of December 31, 2023.

Loans HFI, at amortized cost, net of deferred fees and costs
Loans HFI, at amortized cost, net of deferred fees and costs includes SBA 7(a) loans, CRE, and C&I loans originated and held by Newtek Bank. The following table shows the Company’s loan portfolio by industry for loans HFI, at amortized cost:

	Loans HFI, at Amortized Cost
	September 30, 2024	December 31, 2023
SBA	$319,324	$163,918
CRE	178,875	163,803
C&I	19,989	8,191
Total Loans	518,188	335,912
Deferred fees and costs, net	301	393
Loans held for investment, at amortized cost, net of deferred fees and costs	$518,489	$336,305
Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of September 30, 2024
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90-119 Days	120+ Days
SBA, at fair value	$23	$19,927	$9,634	$435	$59,599	$89,618	$304,853	$394,471

	As of December 31, 2023
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90-119 Days	120+ Days
SBA, at fair value	$20,380	$16,075	$—	$—	$48,174	$84,629	$385,172	$469,801

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of September 30, 2024
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90-119 Days	120+ Days
At amortized cost
SBA	$—	$3,120	$—	$—	$15,918	$19,038	$300,286	$319,324
CRE	5,397	47	—	—	3,670	9,114	169,761	178,875
C&I	—	—	—	—	—	—	19,989	19,989
Total, at amortized cost	$5,397	$3,167	$—	$—	$19,588	$28,152	$490,036	$518,188
Deferred fees and costs								301
Total, at amortized cost net of deferred fees and costs								$518,489
Allowance for credit losses								(26,045)
Total, at amortized cost, net								$492,444

	As of December 31, 2023
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90-119 Days	120+ Days
At amortized cost
SBA	$3,637	$311	$—	$—	$752	$4,700	$159,218	$163,918
CRE	948	—	—	—	4,621	5,569	158,234	163,803
C&I	—	—	—	—	—	—	8,191	8,191
Total, at amortized cost	$4,585	$311	$—	$—	$5,373	$10,269	$325,643	$335,912
Deferred fees and costs								393
Total, at amortized cost net of deferred fees and costs								$336,305
Allowance for credit losses								(12,574)
Total, at amortized cost, net								$323,731

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

The following tables present asset quality indicators by portfolio class and origination year at September 30, 2024 and December 31, 2023:

September 30, 2024	Term Loans HFI by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$26,474	$125,599	$44,975	$23,537	$110,949	$331,534
Risk Grades 5-6	—	2,668	16,268	6,406	1,500	35,895	62,737
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	145	17	22	16	200
Total	$—	$29,142	$142,012	$51,398	$25,059	$146,860	$394,471
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$158,014	$126,586	$—	$—	$—	$—	$284,600
Risk Grades 5-6	3,347	26,225	—	—	—	—	29,572
Risk Grade 7	387	4,718	—	—	—	—	5,105
Risk Grade 8	25	22	—	—	—	—	47
Total	$161,773	$157,551	$—	$—	$—	$—	$319,324
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$32,692	$26,017	$33,343	$16,430	$396	$64,678	$173,556
Risk Grades 5-6	47	—	—	—	880	4,392	5,319
Risk Grade 7	—	—	—	—	—	—	—
Total	$32,739	$26,017	$33,343	$16,430	$1,276	$69,070	$178,875
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$17,001	$971	$—	$—	$—	$2,017	$19,989
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$17,001	$971	$—	$—	$—	$2,017	$19,989
Total	$211,513	$213,681	$175,355	$67,828	$26,335	$217,947	$912,659

December 31, 2023	Term Loans HFI by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
SBA, at fair value
Risk Grades 1-4	$34,289	$151,929	$53,998	$27,870	$52,175	$94,751	$415,012
Risk Grades 5-6	349	8,968	5,813	1,257	11,764	25,727	53,878
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	149	17	22	16	707	911
Total	$34,638	$161,046	$59,828	$29,149	$63,955	$121,185	$469,801
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$161,263	$—	$—	$—	$—	$—	$161,263
Risk Grades 5-6	2,655	—	—	—	—	—	2,655
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	—	—	—	—	—
Total	$163,918	$—	$—	$—	$—	$—	$163,918
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$53,567	$28,224	$14,590	$—	$8,888	$49,771	$155,040
Risk Grades 5-6	—	—	948	910	2,284	4,621	8,763
Risk Grade 7	—	—	—	—	—	—	—
Total	$53,567	$28,224	$15,538	$910	$11,172	$54,392	$163,803
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$6,174	$—	$—	$—	$—	$2,017	$8,191
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$6,174	$—	$—	$—	$—	$2,017	$8,191
Total	$258,297	$189,270	$75,366	$30,059	$75,127	$177,594	$805,713

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the nine months ended September 30, 2024:

	September 30, 2024				September 30, 2023
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,408	$314	$10,852	$12,574	$—	$—	$—	$—
Adjustment to beginning balance due to PCD marks[1]	—	—	—	—	774	96	—	870
Charge offs	(236)	—	(2,697)	(2,933)	—	—	—	—
Recoveries	—	—		—	—	—	—	—
Provision for credit losses[2]	98	(286)	16,592	16,404	657	220	6,462	7,339
Ending balance	$1,270	$28	$24,747	$26,045	$1,431	$316	$6,462	$8,209
1 Given the January 6, 2023 transition to a financial holding company, the Company established an ACL with the beginning balance representing the purchased credit deteriorated loans acquired through the NBNYC Acquisition.
2 Excludes $0.3 million of Provision for credit losses relating to unfunded commitments for the nine months ended September 30, 2024, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The following table details activity in the ACL for the three months ended September 30, 2024 and 2023.

	September 30, 2024				September 30, 2023
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,358	$215	$19,525	$21,098	$1,373	$267	$3,124	$4,764
Charge offs	—	—	(1,763)	(1,763)	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision for credit losses[1]	(88)	(187)	6,985	6,710	58	49	3,338	3,445
Total	$1,270	$28	$24,747	$26,045	$1,431	$316	$6,462	$8,209
1 Excludes $0.2 million of Provision for credit losses relating to unfunded commitments for the three months ended September 30, 2024, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The Company identified 62 and five loans as of September 30, 2024 and December 31, 2023, respectively, that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	September 30, 2024				December 31, 2023
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$—	$6,324	$6,324	$—	$—	$102	$102
Collectively Evaluated	1,270	28	18,423	19,721	1,408	314	10,750	12,472
Total	$1,270	$28	$24,747	$26,045	$1,408	$314	$10,852	$12,574

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	September 30, 2024				December 31, 2023
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$3,670	$—	$15,918	$19,588	$4,621	$—	$727	$5,348
Collectively Evaluated	175,205	19,989	303,406	498,600	159,182	8,191	163,191	330,564
Total	$178,875	$19,989	$319,324	$518,188	$163,803	$8,191	$163,918	$335,912

The amortized cost basis of loans on nonaccrual status and the individually assessed ACL are as follows:

	September 30, 2024			December 31, 2023
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$5,800	$10,118	$6,324	$625	$102	$102
CRE	3,670	—	—	4,621	—	—
Total	$9,470	$10,118	$6,324	$5,246	$102	$102

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	September 30, 2024				December 31, 2023
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA	$14,806	$1,112	$15,918	$6,324	$625	$102	$727	$102
CRE	3,670	—	3,670	—	4,621	—	4,621	—
Total	$18,476	1,112	19,588	6,324	$5,246	102	5,348	102

Accrued interest on loans totaled $13.6 million and $10.7 million as of September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 91 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions during the three and nine months ended September 30, 2024 and 2023. Additionally there were no troubled debt restructurings under legacy U.S. GAAP during the three and nine months ended September 30, 2024 and 2023.

Loans held for sale

	September 30, 2024		December 31, 2023
	At FV	At LCM	At FV	At LCM
SBA 504 First Lien	$121,843	$37,442	$66,387	$38,787
SBA 504 Second Lien	14,317	8,092	20,757	5,741
SBA 7(a)	3,119	—	262	64
SBA 7(a) Partials	—	13,674	104	11,237
ALP	102,946	—	31,357	—
Subtotal	242,225	59,208	118,867	55,829
Deferred fees and costs	—	995	—	778
Loans held for sale, net of deferred fees and costs	$242,225	$60,203	$118,867	$56,607

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Due to affiliated companies[1]	$246	$158
Due from affiliated companies[2]	5	7
Total due to/due from affiliated companies	$241	$151
1 Included within Other assets
2 Included within Accounts payable, accrued expenses, and other liabilities

Transactions with joint ventures and non-control investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and non-control equity investments.

The following table summarizes the income earned from our joint ventures for the periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Servicing income	$576	$345	$1,446	$855
Dividend income	373	330	1,112	1,302
Total income	$949	$675	$2,558	$2,157

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
FDIC insured deposits	$4,707	$4,388
Non-FDIC insured deposits	1,348	1,167
Total deposits from related parties and their affiliated companies	$6,055	$5,555

NOTE 7—SERVICING ASSETS:
Servicing assets held by NSBF are measured at fair value and the Company performs valuations on a quarterly basis. Servicing assets held by Newtek Bank, including Newtek Bank’s subsidiary SBL, are measured at lower of cost or market where the assets are initially recorded at fair value, then subsequently amortized, and assessed for impairment each reporting period.
The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells and for the portfolios of ALP loans SBL services for NCL JV and TSO JV. As of September 30, 2024 the Company services $1.9 billion in SBA 7(a) loans and $183.8 million in ALP loans.
The following tables summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$23,967				$29,336
Discount factor[1]		12.50%	12.50%	12.50%		13.50%	13.50%	13.50%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		19.00%	19.00%	19.00%		19.00%	19.00%	19.00%

Servicing assets at LCM:	22,144				10,389
Discount factor[1]		13.09%	12.00%	13.50%		13.50%	13.50%	13.50%
Cumulative prepayment rate		35.53%	22.50%	75.00%		29.76%	22.50%	75.00%
Average cumulative default rate		19.25%	19.00%	20.00%		19.14%	19.00%	20.00%
Total	$46,111				$39,725
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 10—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets at fair value. The following tables show a rollforward of servicing assets measured at LCM for the nine months ended September 30, 2024 and 2023:

Servicing Assets, at LCM	September 30, 2024
December 31, 2023	$10,389
Amortization[1]	(2,959)
Additions[1]	14,715
Impairment assessment	—
September 30, 2024	$22,145
1 Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing Assets, at LCM	September 30, 2023
December 31, 2022	$—
Additions/(removal) of entities consolidating after Conversion to BHC	486
Amortization[1]	(360)
Additions[1]	6,872
Impairment assessment	—
September 30, 2023	$6,998
1 Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing fee income earned for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Servicing fee income	$4,958	$4,602	$14,922	$13,304

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

	September 30, 2024	December 31, 2023
Banking	$271	$271
Payments	13,814	13,814
Technology[1]	—	11,800
Total goodwill	$14,085	$25,885
1 The technology goodwill is classified as Held for Sale in anticipation of the NTS Sale. Refer to NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

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

Payments and Technology:

The goodwill in the payments and technology segments was generated from acquisitions by the legal entities within those segments prior to the consolidation of the those entities into NewtekOne following the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At September 30, 2024			At December 31, 2023
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Core Deposits	$1,040	$(331)	$709	$1,040	$(197)	$843
Payments Customer Lists	—	—	—	8,575	(8,562)	13
Technology Customer Lists¹	—	—	—	6,525	(3,146)	3,379
Total intangible assets	$1,040	$(331)	$709	$16,140	$(11,905)	$4,235
1 The technology customer lists are classified as Held for Sale in anticipation of the NTS Sale. Refer to NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

The Company had $0.7 million and $0.8 million of core deposits at Newtek Bank as of September 30, 2024 and December 31, 2023, respectively. In addition, as of December 31, 2023, the Company had $3.4 million of intangible assets relating to customer lists.

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

Customer Lists. The intangible asset for customer lists are within the technology segment and existed prior to the consolidation of the technology segment into NewtekOne following the Acquisition. The payments customer list has been disposed of.

Amortization expense for the three and nine months ended September 30, 2024 and 2023 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$192	$387	$593	$1,198

The remaining estimated aggregate future amortization expense for intangible assets as of September 30, 2024 is as follows:

Amortization Expense
2024	$42
2025	156
2026	135
2027	114
2028	94
Thereafter	168
Total	$709

NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE

As a result of our entry into the NTS Sale Agreement and our anticipation to divest of NTS (consistent with our commitments to the Federal Reserve), NTS’s net assets are represented as a held-for-sale.

The following tables present the assets classified as held for sale and the liabilities directly associated with assets classified as held for sale as of September 30, 2024:

ASSETS		LIABILITIES
Held for Sale		Directly Associated with Assets Held for Sale
Cash and due from banks	$1,464	Lease liabilities	$685
Goodwill	11,800	Deferred tax liabilities, net	1,542
Intangibles	3,030	Accounts payable, accrued expenses and other liabilities	2,738
Right of use assets	619
Other assets	3,606
	$20,519		$4,965

Goodwill

The goodwill in the payments and technology segments was generated from acquisitions by the legal entities within those segments prior to the consolidation of the those entities into NewtekOne following the 2023 Acquisition.

Intangibles

The intangible asset for customer lists within the technology segment existed prior to the consolidation of the technology segment into NewtekOne following the Acquisition.

	As of September 30, 2024
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Technology Customer Lists	$6,525	$(3,495)	$3,030

Right of use assets and lease liabilities

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to 1 year, some of which include renewal options. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

NOTE 10—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$20,810	$20,810	$—	$—
Government agency debentures	2,980	—	2,980	—
Loans held for sale, at fair value	242,225	—	—	242,225
Loans held for investment, at fair value	394,471	—	—	394,471
Other real estate owned [1]	2,199	—	—	2,199
Non-controlled/affiliate investments	740	—	—	740
Servicing assets[2]	23,967	—	—	23,967
Joint ventures	55,750	—	—	55,750
Total assets measured at fair value	$743,142	$20,810	$2,980	$719,352
Liabilities:
Equity warrants[3]	$108	$—	$—	$108
Derivative instruments,3,4	68	—	68	—
Total liabilities measured at fair value	$176	$—	$68	$108
1 Included in Other assets on the Consolidated Statements of Financial Condition.
2 $24.0 million of servicing assets at held at FV and $22.1 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.
3 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
4 Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$29,304	$29,304	$—	$—
Government agency debentures	2,867	—	2,867	—
Loans held for sale, at fair value	118,867	—	—	118,867
Loans held for investment, at fair value	469,801	—	—	469,801
Other real estate owned [1]	1,110	—	—	1,110
Non-controlled/affiliate investments	728	—	—	728
Servicing assets[2]	29,336	—	—	29,336
Joint ventures	40,859	—	—	40,859
Total assets measured at fair value	$692,872	$29,304	$2,867	$660,701
Liabilities:
Equity warrants[3]	$141	$—	$—	$141
Derivative instruments[3,4]	630	—	630	—
Total liabilities measured at fair value	$771	$—	$630	$141
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

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures	Servicing Assets, at FV	Non-Control Investments	Warrant Liabilities[2]	Other Real Estate Owned[1]
Fair value, December 31, 2023	$469,801	$118,867	$40,859	$29,336	$728	$141	$1,110
Reclasses between loans at FV and LCM	263	2,508	—	—	—	—	—
Sales	(2,888)	(166,648)	—	—	—	—	(956)
Principal payments received	(54,656)	(9,375)	—	—	—	—	—
Foreclosed real estate acquired	(2,251)	—	—	—	—	—	2,251
SBA loans, funded	122	12,966	—	—	—	—	—
ALP loans, funded	—	191,440	—	—	—	—	—
Mortgage loans, funded	—	79,432	—	—	—	—	—
Additions	—	—	—	14	—	—	—
Purchases and repurchases of loans	1,296	—	—	—	—	—	—
Capital contributions/(distributions)	—	—	5,457	—	(116)	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	2,614	13,058	9,434	805	128	(33)	(206)
Other factors	(19,830)	(23)	—	(6,188)	—	—	—
Fair value, September 30, 2024	$394,471	$242,225	$55,750	$23,967	$740	$108	$2,199
1 Included in Other assets on the Consolidated Statements of Financial Condition.
2 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

	Nine Months Ended September 30, 2023
	Loans HFI, at FV	Loans HFS, at FV	Controlled Investments	Joint Ventures	Servicing Assets, at FV	Non-Control Investments	Warrant Liabilities[2]	Other Real Estate Owned[1]
Fair value, December 31, 2022	$505,268	$19,168	$259,217	$23,022	$30,268	$1,360	$—	$3,529
Net gain (loss) on loans under the fair value option	12,132	456
Additions/(removal) of entities consolidating after Conversion to BHC	—	69,745	(259,217)	—	—	—	—	—
Reclass of Loans HFS to HFI	5,879	(24,712)	—	—	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	—	—	—	3,141	3,584	—	—	—
Other factors	—	—	—	—	(5,150)	—	—	(240)
Realized gain (loss)	(18,032)	13,700	—	—	—	—	(117)	(457)
SBA investments, funded	38,616	161,742	—	—	—	—	—	—
ALP loans, funded	—	44,660	—	—	—	—	—	—
Foreclosed real estate acquired	(2,195)	—	—	—	—	—	—	2,195
Purchases and repurchases of loans	9,461	5,279	—	14,550	—	—	—	—
Sales	—	(212,673)	—	—	—	—	—	(2,198)
Principal payments received	(58,142)	(6,898)	—	—	—	—	—	—
Additions	—	—	—	—	2,590	—	311	—
Fair Value, September 30, 2023	$492,987	$70,467	$—	$40,713	$31,292	$1,360	$194	$2,829
1 Included in Other assets on the Consolidated Statements of Financial Condition.
2 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2024 and December 31, 2023. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2024 and December 31, 2023.

	Fair Value as of		Weighted	Range
	September 30, 2024	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$334,872	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Loans HFI, at FV - non-accrual	$59,599	Market yields	6.66%	6.66%	6.66%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$242,225	Market yields	7.03%	6.44%	7.61%
		Cumulative prepayment rate	75.00%	75.00%	75.00%
		Average cumulative default rate	12.50%	5.00%	20.00%
Joint ventures	$55,750	Market yields	7.61%	7.61%	7.61%
		Cost of equity	11.00%	8.00%	14.00%
		Weighted average cost of capital	7.50%	6.00%	9.00%
Non-control equity investments	$740	Market yields	10.00%	8.00%	12.00%
		Weighted average cost of capital	23.20%	23.20%	23.20%
Servicing assets[1]	$23,967	Market yields	12.50%	12.50%	12.50%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$2,199	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$108	Expected volatility	45.00%	45.00%	45.00%
		Dividend yield	6.10%	6.10%	6.10%
		Risk free rate	3.73%	3.73%	3.73%
1 $24.0 million of servicing assets at held at FV and $22.1 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.

	Fair Value as of		Weighted	Range
	December 31, 2023	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$421,627	Market yields	7.75%	7.75%	7.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Loans HFI, at FV - non-accrual	$48,174	Market yields	7.39%	7.39%	7.39%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$118,867	Market yields	6.85%	6.50%	7.75%
		Cumulative prepayment rate	61.03%	55.60%	75.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint ventures	$40,859	Market yields	8.00%	8.00%	8.00%
		Cost of equity	12.00%	10.00%	14.00%
		Weighted average cost of capital	8.50%	7.50%	9.50%
Non-control equity investments	$368	Market yields	10.00%	8.00%	12.00%
	$360	Cost	N/A	N/A	N/A
Servicing assets[1]	$29,336	Market yields	13.50%	13.50%	13.50%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$1,110	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$141	Expected volatility	43.00%	43.00%	43.00%
		Dividend yield	5.20%	5.20%	5.20%
		Risk free rate	3.88%	3.88%	3.88%
1 $29.3 million of servicing assets held at FV and $10.4 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	September 30, 2024
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,688	$9,688	$—	$—	$9,688
Restricted cash	27,929	27,929	—	—	27,929
Interest bearing deposits in banks	152,805	152,805	—	—	152,805
Debt securities available-for-sale, at FV	23,790	20,810	2,980	—	23,790
Loans HFS, at FV	242,225	—	—	242,225	242,225
Loans HFS, at LCM	60,203	—	—	60,256	60,256
Loans HFI, at FV	394,471	—	—	394,471	394,471
Total loans HFI, at amortized cost, net of deferred fees and costs	518,489	—	—	554,506	554,506
Federal Home Loan Bank and Federal Reserve Bank stock	3,608	—	3,608	—	3,608
Joint ventures, at FV	55,750	—	—	55,750	55,750
Non-control investments	740	—	—	740	740
Financial Liabilities:
Time deposits	256,774	—	277,569	—	277,569
Borrowings	655,834	—	301,213	361,273	662,486

	December 31, 2023
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$15,398	$15,398	$—	$—	$15,398
Restricted cash	30,919	30,919	—	—	30,919
Interest bearing deposits in banks	137,689	137,689	—	—	137,689
Debt securities available-for-sale, at FV	32,171	29,305	2,866	—	32,171
Loans HFS, at FV	118,867	—	—	118,867	118,867
Loans HFS, at LCM	56,607	—	—	56,733	56,733
Loans HFI, at FV	469,801	—	—	469,801	469,801
Total loans HFI, at amortized cost, net of deferred fees and costs	336,305	—	—	337,133	337,133
Federal Home Loan Bank and Federal Reserve Bank stock	3,635	—	3,635	—	3,635
Joint ventures, at FV	40,859	—	—	40,859	40,859
Non-control investments	728	—	—	728	728
Financial Liabilities:
Time deposits	167,041	—	168,542	—	168,542
Borrowings	644,122	—	187,555	454,239	641,794

NOTE 11—DEPOSITS:

The following table summarizes deposits by type:

	September 30, 2024	December 31, 2023
Non-interest-bearing:
Demand	$11,040	$10,053
Interest-bearing:
Checking	67,204	11,456
Money market	56,482	15,803
Savings	257,958	259,152
Time deposits	256,774	167,041
Total interest-bearing	638,418	453,452
Total deposits	$649,458	$463,505

Time deposits, money market, and interest-bearing checking obtained through brokers	$64,550	$53,548
Aggregate amount of deposit accounts that exceeded the FDIC limit	$94,239	$66,511
Demand deposit overdrafts reclassified as loan balances	$7	$53
Certificates of deposit in excess of $0.25 million	$55,025	$20,070

The following table summarizes the scheduled maturities of time deposits:

2024	$120,204
2025	79,340
2026	36,059
2027	20,361
2028	671
Thereafter	139
Total time deposits	$256,774

NOTE 12—BORROWINGS:

At September 30, 2024 and December 31, 2023, the Company had borrowings composed of the following:

	September 30, 2024			December 31, 2023
	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Bank Lines of Credit[1]:
Webster NMS Note	$54,871	$33,666	7.30%	$54,871	$36,628	7.94%
SPV I Capital One Facility	60,000	7,561	8.01%	60,000	16,080	8.20%
SPV II Deutsche Bank Facility	50,000	328	9.98%	50,000	6,799	10.04%
SPV III One Florida Bank Facility	30,000	(104)	9.00%	30,000	257	9.50%
FHLB Advances[2]	106,507	15,800	2.23%	113,891	23,184	2.13%
Notes issued by Parent Company[1]:
2024 Notes[3]	—	—	—%	38,250	38,124	5.75%
2025 5.00% Notes	30,000	29,825	5.00%	30,000	29,563	5.00%
2025 8.125% Notes	50,000	49,825	8.13%	50,000	49,433	8.13%
2026 Notes	115,000	114,102	5.50%	115,000	113,564	5.50%
2028 Notes	40,000	38,639	8.00%	40,000	38,378	8.00%
2029 8.50% Notes	71,875	69,500	8.50%	—	—	—%
2029 8.625% Notes	75,000	72,525	8.63%	—	—	—%
Notes payable - Securitization Trusts[4]	227,301	224,167	7.79%	296,223	292,112	7.84%
Total	$910,554	$655,834	7.33%	$878,235	$644,122	7.04%
1 Net of deferred financing costs. Negative borrowings outstanding are the result of the facilities being paid down to zero principal balance as of September 30, 2024 while the associated deferred financing costs remain
2 At September 30, 2024 and December 31, 2023, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.1 million and $0.2 million purchase accounting adjustment, respectively.
3 On August 1, 2024, the 2024 Notes matured.
4 At September 30, 2024 and December 31, 2023, the net assets of the consolidated Trusts totaled $13.9 million and $14.8 million, respectively.

Outstanding borrowings that are presented net of deferred financing costs, which include the bank lines of credit, the 2024, 2025, 2026, 2028, and 2029 Notes, and the Notes payable - Securitization Trusts, consisted of the following:

	September 30, 2024			December 31, 2023
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Bank Lines of Credit:
Webster NMS Note	$33,890	$(224)	$33,666	$36,881	$(253)	$36,628
SPV I Capital One Facility	7,600	(39)	7,561	16,300	(220)	16,080
SPV II Deutsche Bank Facility	346	(18)	328	6,900	(101)	6,799
SPV III One Florida Bank Facility	—	(104)	(104)	375	(118)	257
Notes issued by Parent Company:
2024 Notes	—	—	—	38,250	(126)	38,124
2025 5.00% Notes	30,000	(175)	29,825	30,000	(437)	29,563
2025 8.125% Notes	50,000	(175)	49,825	50,000	(567)	49,433
2026 Notes	115,000	(898)	114,102	115,000	(1,436)	113,564
2028 Notes	40,000	(1,361)	38,639	40,000	(1,622)	38,378
2029 8.50% Notes	71,875	(2,375)	69,500	—	—	—
2029 8.625% Notes	75,000	(2,475)	72,525	—	—	—
Notes Payable - Securitization Trusts	227,301	(3,134)	224,167	296,223	(4,111)	292,112
1 Net of deferred financing costs.

The fair values of the 2029 Notes, 2028 Notes, 2026 Notes and 2024 Notes are based on the closing public share price on the date of measurement as included in the chart below.

	September 30, 2024		December 31, 2023
	Closing Price	Fair Value	Closing Price	Fair Value
2029 8.625% Notes	$25.10	$75,300	$—	$—
2029 8.50% Notes	25.10	72,163	—	—
2028 Notes	25.34	40,544	25.04	40,070
2026 Notes	24.61	113,206	23.75	109,250
2024 Notes	—	—	24.99	38,235

These borrowings are not recorded at fair value on a recurring basis. The fixed rate 2025 Notes are held at par as of September 30, 2024 and December 31, 2023.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest expense	$12,976	$13,447	$38,923	$38,933

NOTE 13—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset	Liability[2]	Maturity (years)	Notional[1]	Asset	Liability[2]	Maturity (years)
5-year Treasury Futures	$(60,038)	$—	$68	0.25 years	$(27,869)	$—	$630	0.25 years
1 Shown as a negative number when the position is sold short.
2 Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other noninterest income in the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$356	$(2,015)	$(441)	$1,158	$562	$(1,527)	$54	$843
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
The following summarizes the Company’s obligations and commitments, as of September 30, 2024 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2024	$527	$866	$1,393
2025	2,147	902	3,049
2026	2,028	—	2,028
2027	478	—	478
2028	—	—	—
Thereafter	—	—	—
Total	$5,180	$1,768	$6,948
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

Unfunded Commitments

At September 30, 2024, the Company had $102.5 million of unfunded commitments, consisting of $17.5 million in connection with its SBA 7(a) loans, $73.4 million in connection with its SBA 504 loans, and $11.6 million relating to commercial and industrial loans. There were no unfunded commitments in connection with the Company’s ALP loans. The Company anticipates these commitments will be funded from the same sources it used to fund its other loan commitments.

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

The following table summarizes the total shares sold and net proceeds received under the 2023 ATM Equity Distribution Agreement:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Shares sold	1,100	—
Net weighted average price per share	$12.56	$—
Net proceeds	$13,818	$—
Placement agent fees paid	$282	$—

We used the net proceeds for funding investments in accordance with our investment objective and strategies and for general corporate purposes including repaying outstanding indebtedness and other general corporate purposes.

Dividends and Distributions

The following table summarizes dividend declarations and distributions on the Series A Preferred Stock during the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Nine months ended September 30, 2024
March 19, 2024	March 28, 2024	April 1, 2024	$20.00	$400
June 27, 2024	June 28, 2024	July 1, 2024	$20.00	$400
September 16, 2024	September 30, 2024	October 1, 2024	$20.00	$400

Nine months ended September 30, 2023
April 13, 2023	March 20, 2023	April 14, 2023	$12.44	$249
June 27, 2023	June 27, 2023	July 1, 2023	$20.00	$400
September 27, 2023	September 27, 2023	October 2, 2023	$20.00	$400

The Company’s dividends and distributions on the Company’s common shares are recorded on the declaration date. Effective December 8, 2023, the Company terminated the DRIP. The following table summarizes the Company’s dividend declarations and distributions, including DRIP shares and dividend shares issued on vested restricted stock awards, during the nine months ended September 30, 2024 and 2023:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued		Dividend Shares Issued on Unvested RSAs
Date Declared					#	$	#	$
Nine months ended September 30, 2024
March 19, 2024	April 1, 2024	April 15, 2024	$0.19	$4,617	—	$—	6	$71
June 27, 2024	July 9, 2024	July 19, 2024	$0.19	$4,827	—	$—	5	$78
September 16, 2024	October 10, 2024	October 21, 2024	$0.19	$4,837	—	$—	8	$114

Nine months ended September 30, 2023
February 27, 2023	April 4, 2023	April 14, 2023	$0.18	$4,291	6	$72	5	$60
June 27, 2023	July 10, 2023	July 21, 2023	$0.18	$4,293	4	$73	3	$60
September 27, 2023	October 10, 2023	October 20, 2023	$0.18	$4,293	6	$71	5	$63

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023 (as restated)	2024	2023 (as restated)
Basic earnings per share:
Net income available to common shareholders	$11,534	$10,519	$31,329	$35,431
Weighted-average basic shares outstanding	25,425	24,277	24,773	24,255
Basic earnings per share	$0.45	$0.43	$1.26	$1.46
Diluted earnings per share:
Net income, for diluted earnings per share	$11,534	$10,519	$31,329	$35,431
Add: Preferred dividends on dilutive Series A convertible preferred stock¹	400	—	—	—
Net income, for diluted earnings per share	11,934	10,519	31,329	35,431
Total weighted-average basic shares outstanding	25,425	24,277	24,773	24,255
Add effect of dilutive restricted stock awards²	213	136	151	81
Add effect of dilutive Series A convertible preferred stock³	951	—	—	—
Total weighted-average diluted shares outstanding⁴	26,589	24,413	24,924	24,336
Diluted earnings per share	$0.45	$0.43	$1.26	$1.46
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	48	1,009	998	1,166
1 For periods presented other than the three months ended September 30, 2024, the Series A convertible preferred stock was antidilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
2 Incremental diluted shares from restricted stock awards under the treasury stock method.
3 Incremental diluted shares from Series A convertible preferred stock under the treasury stock method. The dilutive effect on common shares under the if-converted method of the Series A convertible preferred stock have been added back to the denominator in calculating diluted earnings per share for the three months ended September 30, 2024.
4 For the three and nine months ended ended September 30, 2024 and September 30, 2023, the Warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.

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

	2023 Plan[2]	2015 Plan
Restricted Stock authorized under the plan[1]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2020 and prior	—	(223)
Year ended December 31, 2021	—	(215)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Nine months ended September 30, 2024	(213)	—
Total net restricted stock (granted)/forfeited	(295)	(661)
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

Details of the Company’s outstanding shares related to restricted stock awards as of September 30, 2024 and December 31, 2023 are outlined below:

	September 30, 2024	December 31, 2023
Shares outstanding related to grants of restricted stock awards	487	345
Weighted average grant date fair value of awards	$15.90	$19.18
Additional shares outstanding related to dividends on awards	46	44

As of September 30, 2024 and December 31, 2023, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows.

	September 30, 2024	December 31, 2023
Unrecognized compensation expense on unvested awards	$4,280	$3,610
Weighted-average period of unrecognized compensation expense	1.4 years	1.7 years
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

The following table summarizes the Company’s ESPP activity from inception through September 30, 2024:

	Period Ended September 30, 2024		Year Ended December 31, 2023
	Offering Period 2	Offering Period 1	Offering Period 1
Commencement date	4/1/2024	10/1/2023	10/1/2023
End date	9/15/2024	3/15/2024	12/15/2023
Shares purchased	10	5	4
Weighted average share price	$10.21	$9.83	$13.05
Total purchased, net of discount	$101	$51	$51

For the period ended September 30, 2024, the ESPP share activity is as follows:

Shares
Available for future purchases, January 1, 2024	196
Purchases	(10)
Available for future purchases, September 30, 2024	186

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock awards	$913	$592	$2,244	$2,015
ESPP	5	—	17	—
Total compensation cost recognized for stock-based compensation plans	$918	$592	$2,261	$2,015

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

Effective Tax Rate and Net Operating Losses

The effective tax rate was 27.62% for the nine months ended September 30, 2024. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2024, due primarily to the addition of estimated state tax.

At December 31, 2022, the Company had NOLs in the amount of $35.4 million. Of these NOLs, $4.6 million expire in 2029 through 2037, while the remaining $30.8 million have indefinite lives. The Company expects to apply $23.8 million of the NOLs against 2023 taxable income and the remaining $11.6 million against future taxable income. The Tax Cuts & Jobs Act of 2017 limits the amount of NOLs utilized each year after December 31, 2020 to 80% of taxable income.

The Company’s and its subsidiaries’ federal income tax returns are generally open to review by the tax authorities for the tax years ended in 2020 and beyond. However, the Company’s NOLs continue to be subject to review by tax authorities in the period utilized notwithstanding origination in closed periods.

The Company does not have any material interest and penalties recorded in the income statement for the periods ended September 30, 2024 and 2023.

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

NSBF

NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank; no new loan origination activity takes place. A material portion of NSBF’s legacy portfolio of SBA 7(a) loans reside in securitization trusts.
Payments

Payments includes NMS, POS and Mobil Money. NMS markets credit and debit card processing services, check approval services, processing equipment, and software and:

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

Technology

NTS provides website hosting, web design and development, dedicated server hosting, cloud hosting, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve in connection with the Acquisition, the Company will divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension. As a result of the Company’s entry into the NTS Sale Agreement and the Company’s anticipation to divest of NTS, the Company has reported NTS as Held for Sale as of September 30, 2024. See NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

Corporate and Other

The information provided under the caption “Corporate and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA and PMT, and elimination adjustments to reconcile the results of the operating segments to the condensed consolidated financial statements prepared in conformity with GAAP.

The following tables provide financial information for the Company's segments:

As of and for the nine months ended September 30, 2024
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$48,884	$3	$28,894	$1,776	$11,628	$(3,494)	$87,691
Interest expense	20,635	—	16,733	2,289	22,515	(3,494)	58,678
Net interest income/(loss)	28,249	3	12,161	(513)	(10,887)	—	29,013
Provision for loan credit losses	16,742	—	—	—	—	—	16,742
Net interest income after provision for loan credit losses	11,507	3	12,161	(513)	(10,887)	—	12,271
Noninterest income	100,326	19,701	(15,475)	39,090	76,646	(67,050)	153,238
Noninterest expense	61,358	19,755	14,647	24,404	28,290	(27,884)	120,570
Income before taxes	50,475	(51)	(17,961)	14,173	37,469	(39,166)	44,939
Income tax expense (benefit)	15,136	—	—	—	(2,726)	—	12,410
Net income	$35,339	$(51)	$(17,961)	$14,173	$40,195	$(39,166)	$32,529
Assets	$935,357	$21,919	$535,935	$62,710	$988,402	$(870,153)	$1,674,170

As of and for the nine months ended September 30, 2023 (as restated)
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$22,364	$—	$38,841	$1,627	$8,673	$(3,501)	$68,004
Interest expense	11,265	246	20,223	2,735	18,703	(3,501)	49,671
Net interest income/(loss)	11,099	(246)	18,618	(1,108)	(10,030)	—	18,333
Provision for loan credit losses	7,339	—	—	—	—	—	7,339
Net interest income after provision for loan credit losses	3,760	(246)	18,618	(1,108)	(10,030)	—	10,994
Noninterest income	58,887	23,683	26,500	34,982	75,863	(92,250)	127,665
Noninterest expense	42,858	21,551	23,514	23,975	22,673	(26,451)	108,120
Income before taxes	19,789	1,886	21,604	9,899	43,160	(65,799)	30,539
Income tax expense (benefit)	6,725	87	44	447	(13,244)	—	(5,941)
Net income	$13,064	$1,799	$21,560	$9,452	$56,404	$(65,799)	$36,480
Assets	$603,766	$30,211	$659,822	$50,994	$697,408	$(648,706)	$1,393,495

As of and for the three months ended September 30, 2024
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$18,820	$2	$8,871	$612	$4,122	$(1,156)	$31,271
Interest expense	7,603	—	5,079	730	8,034	(1,156)	20,290
Net interest income	11,217	2	3,792	(118)	(3,912)	—	10,981
Provision for loan credit losses	6,928	—	—	—	—	—	6,928
Net interest income after provision for loan credit losses	4,289	2	3,792	(118)	(3,912)	—	4,053
Noninterest income	35,423	5,494	(8,845)	12,719	36,536	(29,476)	51,851
Noninterest expense	20,467	5,395	5,738	7,296	9,814	(9,863)	38,847
Income before taxes	19,245	101	(10,791)	5,305	22,810	(19,613)	17,057
Income tax expense (benefit)	5,760	—	—	—	(637)	—	5,123
Net income (loss)	$13,485	$101	$(10,791)	$5,305	$23,447	$(19,613)	$11,934
Assets	$935,357	$21,919	$535,935	$62,710	$988,402	$(870,153)	$1,674,170

As of and for the three months ended September 30, 2023 (as restated)
	Banking	Technology	NSBF	Payments	Corporate and Other	Eliminations	Consolidated
Interest income	$10,513	$—	$12,868	$482	$3,848	$(975)	$26,736
Interest expense	5,371	—	6,930	925	6,408	(975)	18,659
Net interest income	5,142	—	5,938	(443)	(2,560)	—	8,077
Provision for loan credit losses	3,446	—	—	—	—	—	3,446
Net interest income after provision for loan credit losses	1,696	—	5,938	(443)	(2,560)	—	4,631
Noninterest income	26,360	7,283	188	12,173	41,283	(46,261)	41,026
Noninterest expense	14,789	6,517	4,698	7,755	6,420	(8,859)	31,320
Income before taxes	13,267	766	1,428	3,975	32,303	(37,402)	14,337
Income tax expense (benefit)	4,462	—	5	—	(1,049)	—	3,418
Net income (loss)	$8,805	$766	$1,423	$3,975	$33,352	$(37,402)	$10,919
Assets	$603,766	$30,211	$659,822	$50,994	$697,408	$(648,706)	$1,393,495

NOTE 20—SUBSEQUENT EVENTS:

Stock Repurchase Program

On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months. The actual timing and amount of any repurchases under the plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its common stock under its new stock repurchase program.

Early Redemption of Securitization Notes Issued by the 2018-1 Trust and 2019-1 Trust

On October 23, 2024, the Company executed an early redemption of the NSBF securitization notes (the “2018 and 2019 Notes”) issued by the 2018-1 and 2019-1 Trusts. The balance on the 2018 and 2019 Notes as of September 30, 2024, was $25.4 million, and the Company paid $18.3 million out of interest bearing deposits in banks and $6.9 million out of restricted cash.

SBA 504 Loans Sale

On October 30, 2024, the Company executed a sale, to a third party, of $12.5 million of SBA 504 first lien loans at par, servicing retained.

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

Executive Overview

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Prior to such time, we operated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank and has become our wholly owned bank subsidiary. In connection with the completion of the Acquisition, we contributed to Newtek Bank $31 million of cash and two of our subsidiaries, NBL and SBL (subsequently, NBL was merged into SBL). As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following former portfolio companies and subsidiaries are now consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; NALH; NCL; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we agreed to divest or otherwise terminate the activities conducted by NTS by January 6, 2025, subject to any extension. As a result of the Company’s entry into the NTS Sale Agreement and the Company’s anticipation to divest of NTS, the Company has reported NTS as Held for Sale as of September 30, 2024. See “Item 1A. Risk Factors – Risks Related to Operating as a Financial Holding Company – We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.” See NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

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

The Company and its subsidiaries no longer qualify as a RIC for U.S. federal income tax purposes and filed a consolidated U.S. federal income tax return beginning with the 2023 fiscal year. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective rate because it will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

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

Additionally, we and our subsidiaries have historically provided a wide range of business and financial solutions to independent business owner relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans and our ALP loans, Electronic Payment Processing, Managed Technology Solutions (Cloud Computing), Technology Consulting, eCommerce, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, Web Services, Data Backup, Storage and Retrieval, and Payroll and Benefits Solutions to independent business owner relationships nationwide across all industries. We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined independent business owners (SMBs) as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 33 million businesses in the United States. We have historically made loans and provided business and financial solutions to the SMB market through NSBF and our controlled portfolio companies (now subsidiaries). In addition, we have begun to offer the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, Managed Technology Solutions, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, we believe the Newtek Advantage provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for PMT clients to make payroll directly from the Newtek Advantage business portal.

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

Economic Developments

We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions. Additionally geopolitical events, such as trade disruptions, the ongoing war between Russia and Ukraine, conflict in the Middle East, rising tensions in Asia, and elements of political, economic and financial market instability in the United States, the United Kingdom, the European Union and China have led to increased economic uncertainty. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the businesses and industries in which our customers operate and to which we lend to could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in our operating results at this time, there can be no assurance that the performance of certain of our subsidiaries and our current and prospective borrowers will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Income

For the quarterly period ended September 30, 2024, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, technology and IT support income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended September 30, 2024, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned by NCL JV and TSO JV. These recurring fees were earned daily and recorded when earned. In addition, we generated revenue in the form of loan packaging, loan prepayment, legal and late fees. We recorded such fees related to loans as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the quarterly period ended September 30, 2024, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, technology services expense, origination and servicing, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.
The Company’s Alternative Lending Program (ALP)

The Company has originated loans under its ALP since 2019. These loans have terms between 10 and 25 years, bear fixed interest rates that reset every five years, and have prepayment penalties. The criteria evaluated in underwriting ALP loans and the terms of these loans have been generally consistent over the ALP’s existence. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, the Company could also originate ALP loans designated as HFI. The Company does not expect any significant changes to the underwriting or terms of loans in its ALP.

NCL JV: In 2019, we launched a 50/50 joint venture, NCL JV, between NCL, a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided ALP loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed an ALP loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of NCL as of September 30, 2024.

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. The TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit for the purpose of investing in ALP loans made to middle-market companies as well as small businesses. TSO JV began making investments in ALP loans during the fourth quarter of 2022. On July 23, 2024, TSO JV closed a securitization backed by ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes (collectively, the “TSO Notes”) issued by NALP Business Loan Trust 2024-1. The TSO Notes are backed by $190.5 million of collateral, consisting of Company originated ALP loans. The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively. TSO JV ceased investing in new ALP loans in July 2024. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of TSO JV as of September 30, 2024.

Unfunded Commitments

At September 30, 2024, the Company had $102.5 million of unfunded commitments consisting of $17.5 million in connection with its SBA 7(a) loans, $73.4 million in connection with its SBA 504 loans, and $11.6 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Discussion and Analysis of Financial Condition

September 30, 2024 vs. December 31, 2023

ASSETS

Total assets at September 30, 2024 were $1.7 billion, an increase of $244.7 million, or 17.1%, compared to total assets of $1.4 billion at December 31, 2023.

Loans

	September 30, 2024	December 31, 2023	Change
Loans held for sale, at fair value	$242,225	$118,867	$123,358
Loans held for sale, at LCM	60,203	56,607	3,596
Loans held for investment, at fair value	394,471	469,801	(75,330)
Loans held for investment, at amortized cost, net of deferred fees and costs	518,489	336,305	182,184
Allowance for credit losses	(26,045)	(12,574)	(13,471)
Loans held for investment, at amortized cost, net	492,444	323,731	168,713
Total Loans	$1,189,343	$969,006	$220,337

Loans held for sale

Loans HFS, at fair value increased $123.4 million during the nine months ended September 30, 2024, while loans HFS, at LCM increased $3.6 million during the same period. The overall increase was primarily the result of new loan originations during 2024.

Loans held for investment

At Fair value: Loans HFI, at fair value was $394.5 million at September 30, 2024 compared to $469.8 million at December 31, 2023. The balance consists primarily of SBA 7(a) loans as well as $6.8 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2023 to September 30, 2024, primarily due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans HFI, at amortized cost consists of loans originated at Newtek Bank. The $182.2 million increase in loans HFI, at amortized cost is the result of an increase in originations for the nine months ended September 30, 2024 over 2023.

Credit Quality: The following table presents an analysis of loans HFI with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	September 30, 2024		December 31, 2023
	$	%	$	%
At Amortized Cost
Current	$490,036	94.5%	$325,643	96.9%
Past Due 31-89 Days	8,564	1.7%	4,896	1.5%
Nonaccrual loans	19,588	3.8%	5,373	1.6%
Total, at amortized cost	$518,188	100.0%	$335,912	100.0%
Deferred fees and costs	301		393
Total, at amortized cost, net of deferred fees and costs	$518,489		$336,305
Allowance for credit losses	$(26,045)	5.0%	$(12,574)	3.7%

At Fair Value
Current	$304,853	77.3%	$385,172	81.9%
Past Due 31-89 Days and accruing	19,950	5.1%	36,455	7.8%
Past Due 90-119 Days and accruing	9,634	2.4%	—	—%
Past Due 120 and more Days and accruing	435	0.1%	—	—%
Nonaccrual loans	59,599	15.1%	48,174	10.3%
Total	$394,471	100.0%	$469,801	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$89,618	86.6%	$84,629	75.2%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$19,588	1.3%	$5,373	0.4%
Loans HFI, at fair value	59,599	4.0%	48,174	3.3%
Other real estate owned	2,199	0.1%	1,110	0.1%
Total Nonperforming Assets	$81,386	5.4%	$54,657	3.8%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $284.8 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of September 30, 2024. The average loan-to-value for this CRE portfolio was 56.2%. The table below presents a detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	September 30, 2024				December 31, 2023
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$339,614	$—	$339,614		$172,502	$—	$172,502
Loans backed by NOO CRE	178,875	60,203	239,078		163,803	56,607	220,410
Total loans	$518,489	$60,203	$578,692		$336,305	$56,607	$392,912

Loans backed by NOO CRE by type:
Retail	$45,469	$—	$45,469	51.2%	$40,400	$—	$40,400	49.7%
1-4 Family	27,270	—	27,270	56.9%	31,700	—	31,700	57.6%
Multifamily	29,842	—	29,842	51.2%	29,800	—	29,800	51.3%
Industrial	22,936	—	22,936	46.5%	23,400	—	23,400	47.3%
Office	12,049	—	12,049	43.9%	6,599	—	6,599	48.9%
Construction and land development[1]	24,737	46,439	71,176	64.7%	28,404	51,907	80,311	83.1%
Hotel	—	13,764	13,764	51.6%	—	4,700	4,700	55.3%
Other	16,572	—	16,572	56.2%	3,500	—	3,500	52.8%
Total NOO CRE	$178,875	$60,203	$239,078	56.2%	$163,803	$56,607	$220,410	60.3%

Unfunded Commitments
Construction and land development[1]	$—	$45,721	$45,721		$—	$4,493	$4,493
Hotel	—	13	13		—	—	—
Multifamily	—	—	—		—	—	—
Total unfunded commitments	—	45,734	45,734		—	4,493	4,493
Total CRE Loans	$178,875	$105,937	$284,812		$163,803	$61,100	$224,903
1 Construction and land development includes first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

	September 30, 2024			December 31, 2023
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
NBNYC acquisition	$271	$709	$980	$271	$843	$1,114
Payments segment	13,814	—	13,814	13,814	13	13,827
Technology segment[1]	—	—	—	11,800	3,379	15,179
Total	$14,085	$709	$14,794	$25,885	$4,235	$30,120
1 As of September 30, 2024, the assets of the Technology segment are classified as held-for-sale. See NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE for more information.

The change in goodwill and intangible assets for the Payments segment and NBNYC acquisition relates to amortization of intangible assets during the nine months ended September 30, 2024.

Servicing Assets

A sensitivity analysis of the current fair value of servicing assets to adverse changes in significant assumptions as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Discount factor
Effect on fair value of a 100 basis point adverse change	$(887)	$(1,050)
Effect on fair value of a 200 basis point adverse change	(1,711)	(2,028)

Cumulative prepayment rate
Effect on fair value of a 100 basis point adverse change	$(96)	$(141)
Effect on fair value of a 500 basis point adverse change	(479)	(706)

Average cumulative default rate
Effect on fair value of a 100 basis point adverse change	$(79)	$(149)
Effect on fair value of a 500 basis point adverse change	(395)	(744)

The sensitivity analysis presents the hypothetical effect on fair value of the servicing assets due to the change in significant assumptions. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value is not linear. Additionally, the sensitivity analysis shocks each significant assumption individually, while keeping all other assumptions unchanged. In practice, changes in one assumption generally impact other assumptions, which could increase or lessen the effect of the change.

Settlement Receivable

Settlement receivables were $62.1 million as of September 30, 2024, a decrease of $0.1 million compared to December 31, 2023. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.

LIABILITIES

Total liabilities at September 30, 2024, were $1.4 billion, an increase of $211.9 million, or 18.0%, compared to total liabilities of $1.2 billion at December 31, 2023.

Deposits

Total deposits were $649.5 million at September 30, 2024, consisting of $11.0 million in non-interest bearing deposits and $638.4 million in interest bearing deposits, a $185.0 million increase from the balance as of December 31, 2023.

Borrowings

Borrowings Outstanding	September 30, 2024	December 31, 2023	Change
Other Bank Borrowings[1]:
Webster NMS Note	$33,666	$36,628	$(2,962)
SPV I Capital One Facility	7,561	16,080	(8,519)
SPV II Deutsche Bank Facility	328	6,799	(6,471)
SPV III One Florida Bank Facility	(104)	257	(361)
FHLB Advances	15,800	23,184	(7,384)
Total Lines of Credit	57,251	82,948	(25,697)

Parent Company Notes due 2024, 2025, 2026, 2028 and 2029[1]:
2024 5.75% Notes	—	38,124	(38,124)
2025 5.00% Notes	29,825	29,563	262
2025 8.125% Notes	49,825	49,433	392
2026 5.50% Notes	114,102	113,564	538
2028 8.00% Notes	38,639	38,378	261
2029 8.50% Notes	69,500	—	69,500
2029 8.625% Notes	72,525	—	72,525
Total 2024, 2025, 2026, 2028, and 2029 Notes	374,416	269,062	105,354

Notes Payable - Securitization Trusts[1]	224,167	292,112	(67,945)

Total	$655,834	$644,122	$11,712
1 Net of deferred financing costs.

Borrowings were $655.8 million at September 30, 2024, compared to $644.1 million at December 31, 2023. This increase was primarily due to a $69.5 million issuance of the 2029 8.50% Notes and a $72.5 million issuance of the 2029 8.625% Notes. These increases were partially offset by a $67.9 million reduction in the notes payable on securitization trusts, a $38.1 million redemption of the 2024 5.75% Notes, a $8.5 million paydown of the SPV I facility, a $6.5 million paydown on the SPV II facility, and a $7.4 million paydown of FHLB advances.

Deferred Taxes
The deferred tax liability, net represents the cumulative timing differences between book and tax to the extent such assets or liabilities give rise to taxable income or expense in future periods. Within this balance is the deferred tax asset on net operating loss (NOL) carryforwards not expected to be utilized in the current year. The Company evaluated all NOLs for a valuation allowance and determined that none were required.

Results of Operations

Comparison of the nine months ended September 30, 2024 and 2023
As disclosed in our 2023 Form 10-K, the Company’s prior year condensed, comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. Results for the nine months ended September 30, 2023 are presented as restated. Refer to our 2023 Form 10-K for further detail.

Summary

For the nine months ended September 30, 2024, the Company reported net income of $32.5 million, or $1.26 per basic and diluted share, compared to net income of $36.5 million, or $1.46 per basic and diluted share, for the nine months ended September 30, 2023.

The decrease in net income was attributable to income tax benefit on the realization of deferred tax assets in 2023 when the Company converted to an FHC. Below is a summary of changes in the components of Net income:

	Nine Months Ended September 30,
	2024	2023 (as restated)	Change
Net interest income after provision for credit losses	$12,271	$10,994	$1,277
Noninterest income	153,238	127,665	25,573
Noninterest expense	120,570	108,120	12,450
Net income before taxes	44,939	30,539	14,400
Income tax expense/(benefit)	12,410	(5,941)	18,351
Net income	$32,529	$36,480	$(3,951)

Net Interest Income

	Nine Months Ended September 30,
	2024	2023 (as restated)	Change
Interest income
Debt securities available-for-sale	$1,168	$1,083	$85
Loans and fees on loans	80,346	60,341	20,005
Other interest earning assets	6,177	6,580	(403)
Total interest income	87,691	68,004	19,687
Interest expense
Deposits	19,755	10,738	9,017
Notes and securitizations	33,427	28,806	4,621
Bank and FHLB borrowings	5,496	10,127	(4,631)
Total interest expense	58,678	49,671	9,007
Net interest income	29,013	18,333	10,680
Provision for credit losses	16,742	7,339	9,403
Net interest income after provision for credit losses	$12,271	$10,994	$1,277

Interest Income
Loans and fees on loans: The $20.0 million increase in interest income on the Company’s loan portfolio was attributable to increases in the average balances of loans HFI and HFS, which increased $170.9 million and $96.3 million, respectively, as well as the average outstanding accrual portfolio of loans held for investment increasing to $1.1 billion from $687.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in the average balance of loans HFS was attributable to originations of SBA 504 and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.

Other interest earning assets: The $0.4 million decrease in interest income from other interest earnings assets was attributable to lower interest rates on cash and due from banks, as well as interest bearing deposits in banks, including Newtek Bank earning interest on Federal Reserve Bank cash deposits.
Interest Expense
The following is a summary of interest expense by facility for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023 (as restated)	Change
Deposits	$19,755	$10,738	$9,017

Notes and securitizations:
Notes payable - Securitization Trusts	16,734	16,913	(179)
2024 Notes[1]	1,409	1,816	(407)
2025 5.00% Notes	1,387	1,303	84
2025 8.125% Notes	3,440	3,188	252
2026 Notes	5,282	5,282	—
2028 Notes[1]	2,661	304	2,357
2029 8.50% Notes[2]	2,224	—	2,224
2029 8.625% Notes[3]	290	—	290
Total notes and securitizations	33,427	28,806	4,621

Bank and FHLB Borrowings:
Bank notes payable	5,085	9,603	(4,518)
FHLB Advances	411	524	(113)
Total bank and FHLB borrowings	5,496	10,127	(4,631)

Total interest expense	$58,678	$49,671	$9,007
(1) On August 1, 2024, the 2024 Notes matured.
(2) On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.000% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.
(3) On May 30, 2024, the Company completed a public offering of $62.5 million aggregate principal amount of 8.500% notes due 2029. On June 3, 2024, the underwriters exercised their option to purchase an additional $9.4 million in aggregate principal amount of the 2029 Notes. The Notes will mature on June 1, 2029. The Notes bear interest at a rate of 8.500% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on September 1, 2024.
(4) On September 16, 2024, the Company completed a public offering of $75.0 million aggregate principal amount of 8.625% notes due 2029. The Notes will mature on October 15, 2029. The Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025.

The increase in interest expense period over period is primarily from additional interest expense on deposits of $9.0 million. The Company also completed a public offering in August 2023, resulting in an additional $2.4 million of interest relating to the 2028 Notes, and public offerings in May and September 2024, resulting in an additional $2.2 million and $0.3 million, respectively, of interest relating to the 2029 Notes. The increase is partially offset by a $0.4 million reduction in interest due to the payoff of the 2024 Notes at maturity, as well as a $4.6 million reduction in interest on bank and FHLB borrowings.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the nine months ended September 30, 2024 and 2023, there was a provision for credit losses of $16.7 million and $7.3 million, respectively. The increase was due to an increase in loans held for investment at amortized cost, specifically SBA 7(a) loans, as well as a sequential build of the ACL year over year due to higher growth in SBA 7(a) loans in the nine months ended September 30, 2024 versus the comparable period in 2023.
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

	Nine Months Ended September 30,
	2024			2023 (as restated)
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$157,415	$6,177	5.24%	$191,036	$6,580	4.60%
Investment securities	29,641	1,168	5.26	30,746	1,083	4.71
Loans held for sale	210,110	17,743	11.28	113,819	12,476	14.65
Loans held for investment	934,010	62,603	8.95	763,070	47,865	8.39
Total interest-earning assets	1,331,176	87,691	8.80	1,098,671	68,004	8.28
Less: Allowance for credit losses on loans	(16,663)			(3,205)
Noninterest earning assets	206,952			199,296
Total assets	$1,521,465			$1,294,762

Interest-bearing liabilities
Demand	$33,442	$282	1.13%	$22,705	$23	0.13%
Savings, Super NOW	252,295	9,603	5.08	109,302	4,021	4.92
Money Market	23,878	767	4.29	20,646	729	4.72
Time	239,477	9,103	5.08	177,672	5,965	4.49
Total deposits	549,092	19,755	4.81	330,325	10,738	4.35
Borrowings	641,106	38,923	8.11	676,764	38,933	7.69
Total interest-bearing liabilities	1,190,198	58,678	6.59	1,007,089	49,671	6.59
Noninterest-bearing deposits	9,511			1,845
Noninterest-bearing liabilities	64,675			61,776
Shareholders’ equity	257,081			224,052
Total liabilities and shareholders' equity	$1,521,465			$1,294,762
Net interest income and interest rate spread		$29,013	2.21%		$18,333	1.68%
Net interest margin			2.91%			2.23%
Ratio of average interest-earning assets to average interest bearing liabilities			111.84%			109.09%

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

	Nine Months Ended September 30,
	2024 vs. 2023 (as restated)
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$755	$(1,158)	$(403)
Investment securities	124	(39)	85
Loans held for sale	(576)	8,395	7,819
Loans held for investment	890	11,296	12,186
Total interest income	1,193	18,494	19,687

Interest expense:
Demand	266	5	271
Savings, Super NOW	285	5,281	5,566
Money Market	(76)	114	38
Time	1,068	2,074	3,142
Borrowings	2,042	(2,052)	(10)
Total interest expense	3,585	5,422	9,007
Net interest income	$(2,392)	$13,072	$10,680

Noninterest Income

	Nine months ended September 30,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Dividend income	$1,128	$1,397	$(269)	(19.3)%
Loan servicing asset revaluation	(5,383)	(1,566)	(3,817)	243.7
Servicing income	14,922	13,304	1,618	12.2
Net gains on sales of loans	68,531	33,482	35,049	104.7
Net (loss) gain on loans under the fair value option	(4,181)	12,588	(16,769)	(133.2)
Technology and IT support income	14,255	18,456	(4,201)	(22.8)
Electronic payment processing income	35,409	32,196	3,213	10.0
Other noninterest income	28,557	17,808	10,749	60.4
Total noninterest income	$153,238	$127,665	$25,573	20.0%

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
Servicing Income, Net of Amortization
The increase in servicing income was related to an increase of $195.1 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023 (as restated)
	$ Amount	$ Amount
Gains recognized on sales of loans	$72,092	$51,613
Losses recognized on sales of loans	(3,558)	(18,131)
Net gains on sales of loans	$68,534	$33,482

	Nine Months Ended
	September 30, 2024		September 30, 2023 (as restated)
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	1,732	$680,659	1,236	$553,708
SBA guaranteed loans sold	1,449	501,570	1,235	418,576
Average sale price as a percent of principal balance[1]		111.00%		110.17%
1 Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the nine months ended September 30, 2024, the average sale price as a percent of principal balance was 111.00% compared to 110.17% for the prior period. The increase in sales prices in 2024 resulted from higher demand. The increase in overall net gains on sales of loans resulted from higher volumes of sales compared to the prior year at better market premiums than the prior year and the expectation of lower interest rates which would slow prepay speeds.

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

Net Gain (Loss) on Loans Accounted for under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the nine months ended September 30, 2024 and 2023 were as follows:

	For the nine months ended
	September 30, 2024	September 30, 2023 (as restated)	Change
SBA 7(a) Unguaranteed Loans	$(17,215)	$12,132	$(29,347)
SBA 7(a) Guaranteed Loans	326	(615)	941
SBA 504 and Non-SBA Loans	12,709	1,071	11,638
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$(4,180)	$12,588	$(16,768)

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

During the nine months ended September 30, 2024, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the first nine months of 2023, the Company originated $157.4 million of SBA 7(a) loans and elected the fair value option on those loans, which led to increased gains.

Technology and IT Support Income

Technology and IT support income decreased by $4.2 million from $18.5 million for the nine months ended September 30, 2023 to $14.3 million for the nine months ended September 30, 2024. The overall decrease was due to a decrease in web hosting and IT support revenue.

Other Noninterest Income

For the nine months ended September 30, 2024 and 2023, other noninterest income was related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans and increased as a result of the higher number of SBA 7(a) loans originated of 1,732 loans compared to 1,236 loans for the nine months ended September 30, 2024 and 2023, respectively. The increase also includes $9.6 million of gains on joint ventures and non-control investments for the nine months ended September 30, 2024 compared to $3.1 million in the prior period.

Non-Interest Expense

	Nine months ended September 30,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Salaries and employee benefits expense	$60,445	$51,173	$9,272	18.1%
Technology services expense	8,624	10,007	(1,383)	(13.8)
Electronic payment processing expense	14,977	14,159	818	5.8
Professional services expense	11,237	9,766	1,471	15.1
Other loan origination and maintenance expense	9,391	6,930	2,461	35.5
Depreciation and amortization	1,570	2,271	(701)	(30.9)
Other general and administrative costs	14,326	13,814	512	3.7
Total other expense	$120,570	$108,120	$12,450	11.5%

Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to an increase in entity headcount from 529 employees at September 30, 2023 to 570 employees at September 30, 2024, as well as an increase in the bonus pool accrual.

Technology Services Expense
The $1.4 million decrease in technology services expenses for the nine months ended September 30, 2024 corresponded with the $4.2 million decrease in technology and IT support income.

Professional Services Expense

The increase in professional services expense period over period is primarily attributable to additional audit fees related to the completion of the Company’s first annual audit as a financial holding company after the Acquisition of NBNYC and related audit services, including internal and external audit of controls and procedures, as well as costs associated with the anticipated NTS disposition.

Other Loan Origination and Maintenance Expense

Origination and loan processing expenses during the nine months ended September 30, 2024, was $9.4 million compared to $6.9 million for the nine months ended September 30, 2023. During the first quarter of 2024, the majority of loans were funded by Newtek Bank, which accounts for loans at amortized cost, net of deferred fees and costs, resulting in a portion of the loan origination fees being deferred and amortized over the life of the loan, compared to the first quarter of 2023, when most loans were funded by NSBF, which accounts for loans at fair value and expenses all origination fees at the time they are incurred.

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

Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 19—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Nine Months Ended		2024/2023 Increase/(Decrease)
	September 30, 2024	September 30, 2023 (as restated)	Amount	Percent
Banking	$35,339	$13,064	$22,275	171%
Technology	(51)	1,799	(1,850)	(103)%
NSBF	(17,961)	21,560	(39,521)	(183)%
Payments	14,173	9,452	4,721	50%
Other	1,029	(9,395)	10,424	(111)%
Consolidated net income	$32,529	$36,480	$(3,951)	(11)%

Banking

The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, 504 loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $28.2 million of net interest income during the nine months ended September 30, 2024 compared to $11.1 million of net interest income during the nine months ended September 30, 2023. During the first three quarters of 2024, the majority of loans were funded by Newtek Bank compared to the first three quarters of 2023, when all SBA 7(a) loans were funded by NSBF until it went into wind-down on April 13, 2023.

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

NSBF

NSBF includes NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The decrease in net income is due to the wind-down of NSBF’s operations.

Payments

Payments includes NMS, POS and Mobil Money. Within the segment’s results are $39.1 million of noninterest income for the nine months ended September 30, 2024 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $35.0 million during the nine months ended September 30, 2023. The net income also included $24.4 million and $24.0 million of noninterest expense for the nine months ended September 30, 2024 and 2023, respectively.

Corporate and Other

Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, non-bank lending, including NALH (Newtek ALP Holdings) and our joint ventures, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Results of Operations
Comparison of the three months ended September 30, 2024 and 2023
As disclosed in our 2023 Form 10-K, the Company’s prior year condensed, comparative financial statements have been adjusted to correct errors made in the Company’s financial statements previously issued for the first, second, and third quarters of 2023. Results for the three months ended September 30, 2023 are presented as restated. Refer to our 2023 Form 10-K for further detail.
Summary

For the three months ended September 30, 2024, the Company reported net income of $11.9 million, or $0.45 per basic and diluted share, compared to net income of $10.9 million, or $0.43 per basic and diluted share, for the three months ended September 30, 2023.

The increase in net income was attributable to the following items:

	Three Months Ended September 30,
	2024	2023 (as restated)	Change
Net interest income after provision for credit losses	$4,053	$4,631	$(578)
Noninterest income	51,851	41,026	10,825
Noninterest expense	38,847	31,320	7,527
Net income before taxes	17,057	14,337	2,720
Income tax expense	5,123	3,418	1,705
Net income	$11,934	$10,919	$1,015
Net Interest Income

	Three Months Ended September 30,
	2024	2023 (as restated)	Change
Interest income
Debt securities available-for-sale	$334	$436	$(102)
Loans and fees on loans	28,588	23,232	5,356
Other interest earning assets	2,349	3,068	(719)
Total interest income	31,271	26,736	4,535
Interest expense
Deposits	7,314	5,212	2,102
Notes and securitizations	11,482	11,005	477
Bank and FHLB borrowings	1,494	2,442	(948)
Total interest expense	20,290	18,659	1,631
Net interest income	10,981	8,077	2,904
Provision for credit losses	6,928	3,446	3,482
Net interest income after provision for credit losses	$4,053	$4,631	$(578)

Interest Income
Loans and fees on loans: The $5.4 million increase in interest income on the Company’s loan portfolio was attributable to an increase in interest rates as well as the average outstanding accrual portfolio of loans held for investment increasing to $1.2 billion from $788.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.
Other interest earning assets: The $0.7 million decrease in interest income from other interest earnings assets was attributable to a decrease in the average quarterly outstanding balance of interest-earning balances in other banks.
Interest Expense
The following is a summary of interest expense by facility for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023 (as restated)	Change
Deposits	$7,314	$5,212	$2,102
Notes and securitizations:
Notes payable - Securitization Trusts	5,078	6,742	(1,664)
2024 Notes	201	606	(405)
2025 5.00% Notes	462	434	28
2025 8.125% Notes	1,147	1,158	(11)
2026 Notes	1,761	1,761	—
2028 Notes[1]	887	304	583
2029 Notes[2]	1,655	—	1,655
2029 Notes[3]	291	—	291

Bank and FHLB Borrowings:
Bank notes payable	1,362	2,286	(924)
FHLB Advances	132	156	(24)
Total interest expense	$20,290	$18,659	$1,631
(1) On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.000% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.
(2) On May 30, 2024, the Company completed a public offering of $62.5 million aggregate principal amount of 8.50% notes due 2029, and on June 3, 2024, the underwriters exercised their option to purchase an additional $9.4 million in aggregate principal amount of the 2029 Notes. The Notes will mature on June 1, 2029. The Notes bear interest at a rate of 8.500% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on September 1, 2024.
(3) On September 16, 2024, the Company completed a public offering of $75.0 million aggregate principal amount of 8.625% notes due 2029. The Notes will mature on October 15, 2029. The Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025.

The increase in interest expense period over period is primarily due to the Company’s continued growth in deposits that increased interest expense by $2.1 million. In addition, there was additional interest expense on the 2028, 2029 8.50%, and 2029 8.625% Notes of $0.6 million, $1.7 million and $0.3 million, respectively. The increase was partially offset by a reduction in Notes payable - Securitization Trusts of $1.7 million, the 2024 Notes of $0.4 million, and Bank notes payable interest of $0.9 million.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended September 30, 2024 and 2023, there was a provision for loan credit losses of $6.9 million and $3.4 million, respectively. The increase was due to an increase in loans held for investment at amortized cost, specifically SBA 7(a) loans, as well as a sequential build of the provision year over year.
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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023 (as restated)
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$171,193	$2,349	5.46%	$238,677	$3,068	5.10%
Investment securities	25,472	334	5.22	36,408	436	4.75
Loans held for sale	248,507	6,634	10.62	137,106	5,647	16.34
Loans held for investment	971,396	21,954	8.99	818,865	17,585	8.52
Total interest-earning assets	1,416,568	31,271	8.78	1,231,056	26,736	8.62
Less: Allowance for credit losses on loans	(21,152)			(4,801)
Noninterest earning assets	215,433			198,415
Total assets	$1,610,849			$1,424,670

Interest-bearing liabilities
Demand	$67,270	$191	1.13%	$22,395	$7	0.12%
Savings, Super NOW	252,325	3,240	5.11	198,514	2,513	5.02
Money Market	30,049	311	4.12	30,082	369	4.87
Time	279,215	3,572	5.09	201,743	2,323	4.57
Total deposits	628,859	7,314	4.63	452,734	5,212	4.57
Borrowings	630,796	12,976	8.18	680,852	13,447	7.84
Total interest-bearing liabilities	1,259,655	20,290	6.41	1,133,586	18,659	6.53
Noninterest-bearing deposits	10,893			1,073
Noninterest-bearing liabilities	65,413			60,105
Shareholders’ equity	274,888			229,906
Total liabilities and shareholders' equity	$1,610,849			$1,424,670
Net interest income and interest rate spread		$10,981	2.37%		$8,077	2.09%
Net interest margin			3.08%			2.60%
Ratio of average interest-earning assets to average interest bearing liabilities			112.46%			108.60%

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

	For the three months ended September 30, 2024
	2024 vs. 2023 (as restated)
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$150	$(867)	$(717)
Investment securities	28	(131)	(103)
Loans held for sale	(3,603)	4,589	986
Loans held for investment	1,093	3,276	4,369
Total interest income	(2,332)	6,867	4,535

Interest expense:
Demand	170	14	184
Savings, Super NOW	46	681	727
Money Market	(58)	—	(58)
Time	357	892	1,249
Borrowings	518	(989)	(471)
Total interest expense	1,033	598	1,631
Net interest income	$(3,365)	$6,269	$2,904
Non-Interest Income

	Three Months Ended September 30,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Dividend income	$374	$388	$(14)	(3.6)%
Loan servicing asset revaluation	(1,786)	(1,951)	165	(8.5)
Servicing income	4,958	4,602	356	7.7
Net gains on sales of loans	25,675	13,751	11,924	86.7
Net (loss) gain on loans under the fair value option	(4,085)	2,809	(6,894)	(245.4)
Technology and IT support income	3,311	5,376	(2,065)	(38.4)
Electronic payment processing income	11,777	11,192	585	5.2
Other noninterest income	11,627	4,859	6,768	139.3
Total noninterest income	$51,851	$41,026	$10,825	26.4%

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
The increase in loan servicing asset revaluation is due to the runoff of the servicing asset since NSBF is no longer originating loans during its wind-down of operations.
Servicing Income, Net of Amortization
The increase in servicing income was related to an increase of $143.6 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023 (as restated)
	$ Amount	$ Amount
Gains recognized on sales of loans	$27,340	$19,038
Losses recognized on sales of loans	(1,661)	(5,287)
Net gains on sales of loans	$25,679	$13,751

	Three Months Ended
	September 30, 2024		September 30, 2023 (as restated)
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	639	$226,513	515	$209,939
SBA guaranteed loans sold	525	176,002	421	154,530
Average sale price as a percent of principal balance[1]		110.78%		109.73%
1 Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the three months ended September 30, 2024, the average sale price as a percent of principal balance was 110.78% compared to 109.73% for the prior period. The increase in sales prices in 2024 resulted from higher demand. The increase in overall net gains on sales of loans resulted from higher volumes of sales at better market premiums compared to the prior year and the expectation of lower interest rates which would slow prepay speeds.

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

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the three months ended September 30, 2024 and 2023 were as follows:

	For the three months ended
	September 30, 2024	September 30, 2023 (as restated)	Change
SBA 7(a) Unguaranteed Loans	$(11,538)	$3,168	$(14,706)
SBA 7(a) Guaranteed Loans	300	(290)	590
SBA 504 and Non-SBA Loans	7,153	(69)	7,222
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$(4,085)	$2,809	$(6,894)

Net gain (loss) on loans accounted for under the fair value option relates to the guaranteed portions of SBA loans made which the Company sells into a secondary market, the unguaranteed portions of SBA loans made which the Company holds, SBA 504 loans that are HFS, and ALP loans that are HFSh. This gain (loss) represents the fair value adjustment of loans. The amount of the gain (loss) is determined by the quantity of loans HFS at quarter end, the change in secondary market pricing conditions, and the valuation of the loans that are not HFS. During the three months ended September 30, 2024, there was an increase in the gain-on-sale pricing as compared to the prior period.
Technology and IT Support Income

Technology and IT support income decreased by $2.1 million from $5.4 million for the three months ended September 30, 2023 to $3.3 million for the three months ended September 30, 2024. The overall decrease was due to a decrease in web hosting and IT support revenue.
Other Noninterest Income

For the three months ended September 30, 2024 and 2023, other noninterest income related primarily to legal, packaging, prepayment, and late fees earned from SBA 7(a) loans and increased as a result of the higher volume of SBA 7(a) loans originated of 639 loans compared to 515 loans for the three months ended September 30, 2024 and 2023, respectively. The increase also included a $5.7 million increase in gains on joint ventures and non-control investments.
Non-Interest Expense

	Three Months Ended September 30,		2024/2023 Increase/(Decrease)
	2024	2023 (as restated)	Amount	Percent
Salaries and employee benefits expense	$19,149	$13,726	$5,423	39.5%
Technology services expense	1,796	2,738	(942)	(34.4)
Electronic payment processing expense	4,438	4,817	(379)	(7.9)
Professional services expense	3,929	3,170	759	23.9
Other loan origination and maintenance expense	4,132	1,836	2,296	125.1
Depreciation and amortization	517	730	(213)	(29.2)
Other general and administrative costs	4,886	4,303	583	13.5
Total other expense	$38,847	$31,320	$7,527	24.0%
Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to an increase in entity headcount from 529 employees at September 30, 2023 to 570 employees at September 30, 2024.

Technology Services Expenses

The $0.9 million decrease in technology services expenses for the three months ended September 30, 2024 corresponded with the $2.1 million decrease in technology and IT support income.
Professional Services Expense

The increase in professional fees period over period is attributable to costs associated with the anticipated NTS disposition.during the three months ended September 30, 2024, compared to the prior year that did not include expenses related to the disposition.
Other Loan Origination and Maintenance Expense

Origination and loan processing expenses during the three months ended September 30, 2024, was $4.1 million compared to $1.8 million for the three months ended September 30, 2023. The change was due to the increase in loans originated during the period.
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
Results of Segment Operations

The Company has four reportable segments Banking, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 19—SEGMENTS in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended		2024/2023 Increase/(Decrease)
	September 30, 2024	September 30, 2023 (as restated)	Amount	Percent
Banking	$13,485	$8,805	$4,680	53%
Technology	101	766	(665)	(87)%
NSBF	(10,791)	1,424	(12,215)	(858)%
Payments	5,305	3,974	1,331	33%
Other	3,834	(4,050)	7,884	(195)%
Consolidated net income	$11,934	$10,919	$1,015	9%
Banking
The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination and servicing of SBA 504 loans, SBA 7(a) loans, C&I loans, CRE loans and ABL loans. In addition, the bank offers depository services. The results include $11.2 million of net interest income during the three months ended September 30, 2024 compared to $5.1 million of net interest income during the three months ended September 30, 2023.
Technology
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

NSBF
NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The decrease in net income is due to the wind-down of NSBF’s operations.
Payments
Payments includes POS and Mobil Money. Within the segment’s results are $12.7 million of noninterest income for the three months ended September 30, 2024, resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $12.2 million during the three months ended September 30, 2023. The net income also included $7.3 million and $7.8 million of noninterest expense for the three months ended September 30, 2024 and 2023, respectively.
Corporate and Other
Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, non-bank lending, including NALH and our joint ventures, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our Notes payable - related parties, 2024 Notes, 2025 5.00% Notes, 2025 8.125% Notes, 2026 Notes, 2028 Notes, 2029 Notes, securitization transactions and cash flows from operations, including investment sales and repayments, and income earned. In the nine months ended September 30, 2024, our primary use of funds from operations included originations of loans and payments of fees and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market”, or ATM, and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of Common Stock from time to time through the placement agents.

Public Offerings

ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents under the ATM Program. The Company may, subject to market conditions, engage in activity under the ATM Program.

The following table summarizes the total shares sold and net proceeds received under the 2023 ATM Equity Distribution Agreement:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Shares sold	1,100	—
Net weighted average price per share	$12.56	$—
Net proceeds	$13,818	$—
Placement agent fees paid	$282	$—

2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 8.50% 2029 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At September 30, 2024, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

On September 16, 2024, the Company completed a public offering of $75.0 million aggregate principal amount of 8.625% notes due 2029. The Notes will mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 Notes. The Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025. , and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At September 30, 2024, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $5.0 million in aggregate principal amount of the 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At September 30, 2024, the Company was in compliance with all covenants related to the 2028 Notes.

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

The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At September 30, 2024, the Company was in compliance with all covenants related to the 2026 Notes.

The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. In addition, the supplemental indentures for the 2024 Notes and 2026 Notes include covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2026 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act (“BDC Covenants”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the supplemental indentures. At September 30, 2024, the Company was in compliance with all covenants related to the Notes.

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

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118.9 million of unguaranteed portions of SBA loans to the 2019-1 Trust. The 2019-1 Trust in turn issued securitization notes for the par amount of $118.9 million, consisting of $93.5 million of Class A notes and $25.4 million Class B notes, against the 2019-1 Trust assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at an average rate of adjusted SOFR plus 1.83% across both classes. In October, 2024, the 2019-1 Trust was terminated as a result of NSBF purchasing the 2019-1 Trust assets, with the 2019-1 Trust’s noteholders receiving the redemption price.

In November 2018, NSBF completed its ninth securitization which resulted in the transfer of $108.6 million of unguaranteed portions of SBA loans to the 2018-1 Trust. The 2018-1 Trust in turn issued securitization notes for the par amount of $108.6 million, consisting of $82.9 million Class A notes and $25.7 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044. In October, 2024, the 2018-1 Trust was terminated as a result of NSBF purchasing the 2018-1 Trust assets, with the 2018-1 Trust’s noteholders receiving the redemption price.

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

Regulatory Capital

The Company strives to maintain prudent capital levels to absorb risk and maximizing returns to shareholders. The Company and Newtek Bank are primarily constrained by the Total Capital and Leverage ratios given the mix of assets vis-a-vis capital.

Capital amounts and ratios for the Company as of September 30, 2024 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$218,604	13.9%	$62,703	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	218,604	17.7%	55,678	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	218,604	17.7%	74,237	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	253,942	20.5%	98,983	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of September 30, 2024, are presented in the table below. As of September 30, 2024, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$112,836	13.3%	$33,941	4.0%	$42,426	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	112,836	15.5%	32,742	4.5%	47,294	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	112,836	15.5%	43,656	6.0%	58,208	8.0%
Total Capital (to Risk-Weighted Assets)	122,144	16.8%	58,207	8.0%	72,759	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of September 30, 2024:

Availability as of
September 30, 2024
Unrestricted cash	$9,688
Lines of credit at other commercial banks	85,758
Newtek Bank:
Interest bearing deposits in banks	152,805
FHLB borrowing availability	49,198
Lines of credit at other financial institutions	30,000
Total liquidity sources	$327,449

The Company has restricted cash of $27.9 million as of September 30, 2024. NSBF holds $11.0 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has $10.0 million in a restricted cash account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is related to payroll processing by PMT, our subsidiary.

The Company generated and used cash as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023 (as restated)
Net cash used in operating activities	$(61,419)	$(101,474)
Net cash used in investing activities	(122,833)	(138,220)
Net cash provided by financing activities	192,132	315,475
Net increase in cash and restricted cash	7,880	75,781
Cash and restricted cash—beginning of period (Note 2)	184,006	125,606
Consolidation/(deconsolidation) of cash and restricted cash from controlled investments related to business combinations and dispositions, net of cash paid	(1,464)	22,306
Cash and restricted cash—end of period (Note 2)	$190,422	$223,693

During the nine months ended September 30, 2024, operating activities used cash of $61.4 million, consisting primarily of $799.6 million of funding loans held for sale. This use of cash was offset by (i) $598.2 million of proceeds from the sale of loans; and (ii) $14.5 million of principal payments received from loans held for sale.
Cash used by investing activities was $122.8 million primarily comprised (i) $179.0 million in the net increase in loans held for investment, at cost and (ii) $5.5 million in contributions to non-consolidating joint ventures. These uses were partially offset by a $53.2 million net decrease in loans held for investment, at fair value and $8.6 million in maturities of available-for-sale securities.
Net cash provided by financing activities was $192.1 million consisting primarily of a (i) $185.0 million net increase in deposits; (ii) $71.9 million of net proceeds from the 2029 8.50% Notes; (iii) $75.0 million of net proceeds from the 2029 8.625% Notes, and (iv) $13.8 million in proceeds from common shares sold, net of offering costs. These sources of cash were offset by (i) $68.9 million of principal payments related to securitization notes payable (ii) $38.3 million redemption of the 2024 Notes, (iii) $18.7 million net paydowns on bank notes payable, and (iv) $15.0 million of dividends paid.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of September 30, 2024. Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 12—BORROWINGS.

	Payments due by period
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Deposits:
Demand	$11,040	$11,040	$—	$—	$—	$—	$—
Checking	67,204	67,204	—	—	—	—	—
Money market	56,482	56,482	—	—	—	—	—
Savings	257,958	257,958	—	—	—	—	—
Time deposits	256,774	120,204	79,340	36,059	20,361	671	139
Webster NMS Note[1]	33,891	997	3,987	5,981	22,926	—	—
FHLB Advances	15,799	3,496	4,955	2,094	5,254	—	—
SPV I Capital One Facility[1]	7,600	—	7,600	—	—	—	—
SPV II Deutsche Bank Facility[1]	346	346	—	—	—	—	—
SPV III One Florida Bank Facility[1]	—	—	—	—	—	—	—
Securitization Notes Payable	227,301	—	—	—	—	—	227,301
Parent Company Notes:
2025 5.00% Notes	30,000	—	30,000	—	—	—	—
2025 8.125% Notes	50,000	—	50,000	—	—	—	—
2026 Notes	115,000	—	—	115,000	—	—	—
2028 Notes	40,000	—	—	—	—	40,000	—
2029 8.625% Notes	75,000	—	—	—	—	—	75,000
2029 8.50% Notes	71,875	—	—	—	—	—	71,875
Employment Agreements	1,768	866	902	—	—	—	—
Operating Leases	5,180	527	2,147	2,028	478	—	—
Totals	$1,323,218	$519,120	$178,931	$161,162	$49,019	$40,671	$374,315
1Guaranteed by the parent company

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 12—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At September 30, 2024, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million restricted cash account at Newtek Bank to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended September 30, 2024.

Fair Value Measurements

For the quarterly period ended September 30, 2024, we valued instruments for which market quotations are readily available at their market quotations. However, a readily available market value did not exist for many of the instruments in our portfolio, and we valued these instruments at fair value as determined in good faith by our management under our valuation policy and process. We may have sought pricing information with respect to certain of our instruments from pricing services or brokers or dealers in order to value such instruments. We also employed independent third party valuation firms for certain of our instruments for which there is not a readily available market value.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION under the heading “Fair Value Measurements” and NOTE 10—FAIR VALUE MEASUREMENTS for a detailed discussion of determining fair value, including pricing validation processes.

We believe our portfolio as of September 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Valuation of Servicing Assets

For the quarterly period ended September 30, 2024, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

Income Recognition
For the quarterly period ended September 30, 2024, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.

For the quarterly period ended September 30, 2024, we received servicing income related to the guaranteed portions of SBA loan investments which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the quarterly period ended September 30, 2024, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.

For the quarterly period ended September 30, 2024, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

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

Further information related to financial instruments can be found in NOTE 14—COMMITMENTS AND CONTINGENCIES.
Recent Developments
Stock Repurchase Program

On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months. The actual timing and amount of any repurchases under the plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its common stock under its new stock repurchase program.

Early Redemption of Securitization Notes Issued by the 2018-1 Trust and 2019-1 Trust

On October 23, 2024, the Company executed an early redemption of the NSBF securitization notes (the “2018 and 2019 Notes”) issued by the 2018-1 and 2019-1 Trusts. The balance on the 2018 and 2019 Notes as of September 30, 2024, was $25.4 million, and the Company paid $18.3 million out of interest bearing deposits in banks and $6.9 million out of restricted cash.

SBA 504 Loans Sale

On October 30, 2024, the Company executed a sale, to a third party, of $12.5 million of SBA 504 first lien loans at par, servicing retained.

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

The Company’s invested cash (includes cash and cash equivalents and restricted cash) of approximately $190.4 million is subject to changes in the Federal Funds rate set by the Federal Open Market Committee. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of September 30, 2024, cash deposits in excess of insured amounts totaled approximately $32.5 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $96.3 million, of which $93.4 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2024, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning September 30, 2024	12 Months Beginning September 30, 2025	As of September 30, 2024
+200	16.6%	15.9%	2.5%
+100	7.7	7.4	1.3
-100	(9.3)	(9.1)	(1.5)
-200	(18.1)	(17.9)	(3.1)

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2024 (the end of the period covered by this report), management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).

Based on the evaluation of our disclosure controls and procedures, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024, due to certain identified material weaknesses in the Company’s internal control over financial reporting (“ICFR”) that are described in Part II, Item 9A of our 2023 Form 10-K. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will be presented or not detected on a timely basis.

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

Remediation Process

Following the identification of the material weaknesses to which are referred above, with the oversight of the Audit Committee of our board of directors (“Audit Committee” and “Board,” respectively), we commenced a process to remediate the underlying causes of those material weaknesses, enhance the control environment and strengthen our ICFR. The initial steps that the Company has taken are described in Part II, Item 9A of our 2023 Form 10-K and additional steps are described in Part I, Item 4 of our March 31, 2024 Form 10-Q. Further steps taken to-date with respect to remediation of the material weaknesses identified are summarized below:

•Continue executing on the comprehensive remediation plan that was reviewed and approved by our Board by redesigning existing ICFR and designing additional ICFR to mitigate risks of material misstatement, including the level of precision at which the controls will operate.
•Utilized our public accounting consulting firm to test existing, redesigned and newly implemented controls in accordance with the SOX governance program and execution of the remediation plan, including the enhanced documentation to evidence the performance of management review controls and the completeness and accuracy of information produced by the entity.
•Tested the design and implementation of information technology general controls (“ITGCs”) and are assessing the results. Testing the operating effectiveness of ITGCs.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We previously issued shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. On December 8, 2023, the Company terminated the DRIP; therefore, during the three and nine months ended September 30, 2024 we issued no shares related to the DRIP. During the three and nine months ended September 30, 2023 we issued 5,500 and 15,700 shares of common stock valued at $0.1 million and $0.2 million, respectively, to shareholders in connection with the DRIP.

We also issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. A breakdown of the shares related to dividends on unvested restricted stock awards is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	#	$	#	$	#	$	#	$
Dividend shares on unvested RSAs	8	$114	5	$63	20	$263	$13	$184

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

3.4	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of Newtek’s Current Report on Form 8-K, filed January 24, 2023).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of NewtekOne, Inc (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K filed February 7, 2023).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed June 18, 2024).

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1**	Certification by Principal Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: November 12, 2024	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 12, 2024	By:	/S/ M. SCOTT PRICE
M. Scott Price
Chief Financial Officer (Principal Financial Officer)