Form 10-K
period 2024-12-31
NewtekOne, Inc.
filed 2025-03-17
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $303.9 million as of the last business day of the registrant’s second fiscal quarter of 2024, based on a closing price on that date of $12.57 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 14, 2025, there were 26,290,668 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEKONE, INC. AND SUBSIDIARIES

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1, terminated in October 2024
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1, terminated in October 2024
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 6.85% Notes	6.85% Notes due 2025, redeemed in May 2022
2025 5.00% Notes	5.00% Notes due 2025
2025 8.125% Notes	8.125% Notes due 2025, exchanged for 2027 Notes
2025 Notes	Collectively, the 2025 6.85% Notes, 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026
2027 Notes	8.125% Notes due 2027
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
2023 ATM Equity Distribution Agreement	Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
BHCA	Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
DRIP	The Company's former dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Program
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation

FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses; revenue from $1.0 million to $100.0 million
SOFR	Secured Overnight Financing Rate
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.

Consolidated Subsidiaries
NSBF	Newtek Small Business Finance, LLC
NBL	Newtek Business Lending, LLC, a former wholly-owned subsidiary of Newtek Bank, merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc.
Newtek Bank	Newtek Bank, National Association
NALH or Newtek ALP Holdings	Newtek Business Services Holdco 6, Inc.
NMS	Newtek Merchant Solutions, LLC, a wholly-owned subsidiary of NBC
Mobil Money	Mobil Money, LLC, a wholly-owned subsidiary of NMS
NTS	Newtek Technology Solutions, Inc.
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC, dba Newtek Payroll and Benefits Solutions
NIA	Newtek Insurance Agency, LLC
TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, an 88.34% owned consolidated subsidiary

Joint Ventures
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This report contains forward-looking statements that involve substantial risks and uncertainties, including the impacts of changes in base interest rates and significant market volatility on our business, our subsidiaries, our industry, and the global economy. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:
•our future operating results;
•our business prospects and the prospects of our subsidiaries;
•
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the general economy and its impact on the industries in which we operate and lend to;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of Newtek Bank to continue to originate loans under the SBA 7(a) program, maintain PLP status, sell guaranteed portions of SBA 7(a) loans at premiums and grow deposits; our ability to originate new loans; our subsidiaries’ ability to generate revenue and obtain and maintain certain margins and levels of profitability; and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report, and while we believe such information forms, or will form, a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements The forward-looking statements in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

PART I

ITEM 1. BUSINESS.

We are a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market.

Prior to January 6, 2023 and during the entirety of the 2022 fiscal year, we operated as an internally managed non-diversified closed-end management investment company that was regulated as a BDC under the 1940 Act, and was treated as a RIC under the Code for U.S. federal income tax purposes. See “Executive Overview - Conversion to a Financial Holding Company.”

In addition to our bank subsidiary, Newtek Bank and its consolidated subsidiary, SBL, the following are our consolidated non-bank direct and indirect subsidiaries: Newtek Small Business Finance, LLC (NSBF); Newtek Merchant Solutions, LLC (NMS) and its subsidiary Mobil Money, LLC; CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions (NBC); PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (PMT); Newtek Insurance Agency, LLC (NIA); Titanium Asset Management LLC (TAM); Newtek ALP Holdings; Newtek Commercial Lending, Inc. (NCL); Newtek Technology Solutions, Inc. (NTS) and POS on Cloud, LLC, d/b/a Newtek Payment Systems (POS). As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025, by selling NTS to Paltalk, Inc. (“Paltalk”), now known as Intelligent Protection Management Corp. (“IPM”). See “NOTE 25—SUBSEQUENT EVENTS”.
As a result of our conversion to a financial holding company, comparisons to December 31, 2022 include adjustments made to reconcile prior investment company accounting to the current financial holding company accounting requirements. (See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION)

NewtekOne is a Technology Enabled Financial Holding Company Offering Business and Financials Solutions to its
Client Base

NewTracker®

NewTracker is our primary tool for acquiring business referrals without traditional bankers, bank branches, brokers or business development officers. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across the United States and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us to acquire and process our independent business owner clients in a cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com and similar providers.

In 2003, we began instituting and developing our strategy of acquiring clients primarily through alliance-based relationships and managing customer inquiry through our patented NewTracker system. We have hundreds of alliance partners signed up to Referral Promotion Agreements or BizExec Agreements, where the alliance partner can receive a referral fee once the referral generates an account opening, which can include but is not limited to a loan, merchant account, payroll account, insurance policy, technological solution, or bank account.

Through our NewTracker platform, we have historically received hundreds of unique referrals a day from alliance partners which include large commercial banks, community banks, credit unions, trade associations, accounting firms, law firms, and small business client aggregators. We process these referrals using non-traditional bankers that we refer to as Business Service Specialists (“BSS”). By utilizing NewTracker, we provide complete transparency to our alliance partners who can track and view the processing of their referral through the close of the transaction, whether it is a loan, the opening of a merchant processing account or payroll account, or an insurance policy. In addition, we leverage software with to extract, process and exchange information from borrowers and businesses in need of a business or financial solution.

In addition, our strategy and platform for client acquisition without the expense of bank branches, traditional bankers, brokers, or business development officers, enables Newtek Bank to operate at efficiency ratios that are typically and traditionally lower than Newtek Bank’s competitors in the banking industry. Our platform also allows us to track the efficiency of our staff by analyzing, among other things, customer connect rates, close rates, and the number of transactions that each BSS can process with a client daily, weekly, monthly and quarterly.

Additionally, through NewTracker we maintain a database of what products have been offered to potential clients even if a deal is not closed. That information allows us to revisit that referral over the course of time and continue to solicit business targeting independent business owners as we continue to develop new best in class business and financial solutions. We regularly contact current and prospective clients in our database through email, videos and outbound calling efforts, and we are in the early stages of a digital and social media campaign. By connecting with clients in our database regularly and consistently, on camera and with educational videos, webinars, and podcasts, we believe we have developed an efficient way to grow our sales and marketing plan and improve Newtek® brand awareness and recognition.

Newtek Advantage®

In addition, we have begun to offer the Newtek Advantage® (patent pending), the One Dashboard for All of Your Business Needs®, which we believe is a differentiating business tool that business owners can use in one or more areas of their core business operations. For example, the Newtek Advantage provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts, who are available on camera 24/7/365 (with the ability to share videos, presentations, and analytical data), in the areas of Business Lending, Electronic Payment Processing, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, the Newtek Advantage provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for our Newtek Payroll (PMT) clients to make payroll directly from the Newtek Advantage business portal. In addition, we recently announced that the Newtek Advantage now integrates with Intuit QuickBooks®, providing independent business owners with a real-time snapshot into their finances. We believe the Newtek Advantage can, among other things, enable Newtek Bank to grow core business transactional deposits, and provide our existing and new clients with an “advantage” in successfully running their businesses.

We believe that our NewTracker and Newtek Advantage technological innovations supports our business strategy of being a true technology enable financial holding company, without branches, traditional bankers, brokers or business development officers. We believe that our technology and business platform distinguishes us from our competitors.

NewtekOne’s Business and Financial Solutions Ecosystem

NewtekOne and its subsidiaries provide independent business owners with the following Newtek® branded business and financial solutions: Newtek Banking, Newtek Lending, Newtek Payments, Newtek Insurance and Newtek Payroll. In addition, since the divestiture of NTS to IPM, we offer our our clients the Technology Solutions (Cloud Computing, Data Backup, Storage and Retrieval, IT Consulting and Web Services) provided by Intelligent Protection Management Corp. (IPM.com) (formerly known as NTS).

Newtek Banking

We have centralized our Newtek Lending Platform within Newtek Bank, our commercial bank, except for our ALP lending business, discussed herein. Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model and originates and services SBA 504 loans, C&I loans (including ABL), and owner occupied CRE and investor CRE loans.

Prior to the Acquisition of Newtek Bank, our SBA 7(a) lending operations were conducted by NSBF, our SBA licensed non-bank lender. The Company’s business plan prepared in connection with the Acquisition provided for all SBA 7(a) loan originations to be transitioned to Newtek Bank and for NSBF to cease originations of SBA 7(a) loans. To that end, on April 13, 2023, the Company, NSBF and the SBA entered into an agreement to, among other things, transition NSBF’s SBA 7(a) pipeline of new loans to Newtek Bank and wind-down NSBF’s operations (the "Wind-down Agreement"). NSBF is in the process of winding-down its operations and will continue to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. Newtek Bank’s subsidiary SBL now services and liquidates NSBF’s SBA loan portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF is subject to minimum capital requirements established by the SBA, is required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, has restrictions on its ability to make dividends and distributions to the Company, and remains liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans previously originated and sold by NSBF. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10.0 million account at Newtek Bank to secure these potential obligations.

In addition, Newtek Bank offers depository services and solutions. Newtek Bank’s commercial banking clients can take advantage of our full offerings of business and financial solutions via the Newtek Advantage business portal.

Newtek Bank's Business and Financial Solutions Include:

SBA 7(a) Lending

Newtek Bank’s Lending platform, which generates a material portion of our revenues, includes loans originated under the federal Section 7(a) loan program (“SBA 7(a) Program”), i.e., SBA 7(a) loans. The SBA is an independent government agency that facilitates one of the nation’s largest sources of financing to independent business owners of SMBs by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due on SBA 7(a) loans. Under the SBA 7(a) program, a bank, such as Newtek Bank, or a nonbank lender licensed by the SBA, such as NSBF, underwrites a loan between $5,000 and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. Receipts of principal and interest (and in situations involving default recoveries and expenses) on a SBA 7(a) loan are shared pari passu between the SBA and the lender, which substantially can reduce the loss severity on the unguaranteed portion of a loan held by the originators of SBA 7(a) loans. SBA 7(a) loans are typically between ten and 25 years in maturity and bear interest at the prime rate plus a spread from 1.50% to 6.50%. The Company estimates the duration of these loans to be between four and five years. Since the guaranteed portions of SBA 7(a) loans carry the full faith and credit of the U.S. government, lenders may, and frequently do, sell the guaranteed portion of SBA 7(a) loans (subject to certain conditions) in the capital markets, hold the unguaranteed portion and retain all loan servicing rights.

As of February 10, 2025, Newtek Bank was the largest SBA 7(a) lender in the U.S. by dollar loan approval volume, approving over $1 billion of SBA 7(a) during the first 4.5 months of the SBA’s fiscal year 2025 according to SBA.gov statistics.

From 2012 through December 31, 2022, our subsidiary NSBF, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. As of December 31, 2024 (the SBA’s first quarter of fiscal year 2025), Newtek Bank is the nation’s largest SBA 7(a) lender. Newtek Bank received PLP status in April 2023, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status has allowed Newtek Bank (and historically NSBF) to serve our clients in an expedited manner since we are not required to present applications to the SBA for concurrent review and approval. All new SBA 7(a) loan originations were transitioned to Newtek Bank in April 2023.

NewtekOne has a dedicated Senior Lending Team (as defined below) that is now supporting Newtek Bank’s origination and servicing of SBA 7(a) loans to qualifying independent business owners. Our SBA 7(a) business model is to originate SBA 7(a) loans, sell the guaranteed portions of the SBA 7(a) loans, typically within thirty to forty-five days of origination, and retain the unguaranteed portions. Historically, NSBF would accumulate sufficient unguaranteed portions of SBA 7(a) loans for securitization. In a securitization, the unguaranteed portions of SBA 7(a) loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in private placements. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust. Principal on the securitization notes is paid by cash flows in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. Securitization notes have an expected maturity of approximately five years, and the Trust is dissolved when the securitization notes are paid in full, either at or prior to maturity. NSBF completed eleven (11) securitizations with Standard & Poor’s AA or A ratings and advance rates as high as 83.5% of par value. NSBF’s last securitization occurred in June 2023, when it sold (and we increased our secured borrowings by) $103.9 million of Unguaranteed SBA 7(a) Loan-Backed Notes, Series 2023-1, consisting of $84.3 million of Class A Notes and $19.6 million Class B Notes, rated “A-” and “BBB-”, respectively, by S&P Global, Inc. Newtek Bank intends to use core deposits to fund SBA 7(a) loans and does not currently plan to securitize the unguaranteed portions of SBA 7(a) loans it originates, but may do so in the future. In addition, Newtek Bank may determine to retain the government guaranteed portions of SBA 7(a) loans for longer periods, pending deployment of excess capital.

We believe our more than twenty years of experience as one of the largest SBA 7(a) lenders, provides us with a distinct competitive advantage over other lenders that have not overcome significant barriers-to-entry into our primary loan market. We originated $943.0 million of SBA 7(a) loans during 2024 and $814.4 million of SBA 7(a) loans during 2023. We believe that we will continue to be introduced to a variety of high-quality lending opportunities through our existing loan sourcing channels and our subsidiaries’ relationships with their clients.

We have a dedicated capital markets team that sells the guaranteed portions of our SBA 7(a) loans shortly after origination, and we retain the unguaranteed portions. Historically, we have sold SBA guaranteed portions of SBA 7(a) loans at premiums. See MD&A “Net Gains on Sales of Loans.” Any portion of the premium that is above 110% of par value is shared equally between us and the SBA. However, there is no guarantee that Newtek Bank will be able to continue to earn premiums within our historical range, or will be able to maintain PLP status. See “Item 1A. Risk Factors - Risks Related to SBA Lending - We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.”

We have focused on making smaller SBA 7(a) loans, approximately $1.0 million or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, with a goal of limiting our exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2024, the Company’s SBA 7(a) loan portfolio consisted of 6,968 loans originated across 50 states in 81 different industries as defined by the North American Industry Classification System (“NAICS”).

As discussed below, in addition to SBA 7(a) lending, our Newtek Lending Platform includes the following loan products originated by Newtek Bank: SBA 504 loans, investor commercial real estate (CRE) and C&I loans (including ABL and owner occupied CRE); and as discussed below, ALP loans (formerly referred to as non-conforming conventional loans) originated by our non-bank lender Newtek ALP Holdings and our joint ventures; and SBA 504 loans originated by Newtek ALP Holdings.

SBA 504 Lending

Newtek Bank originates SBA 504 loans which provide long-term fixed rate financing for major fixed assets such as real estate (including construction) or equipment. The maximum loan amount for a SBA 504 loan is typically not more than $5.5 million.

C&I Lending, CRE Lending and ABL Lending

Newtek Bank also originates C&I loans to its commercial customers, which includes ABL loans and owner occupied CRE and investor CRE loans.

Third Party Loan Servicing and Loan Origination Services

SBL, Newtek Bank’s subsidiary, provides our affiliates, subsidiaries and third-parties, including banks, credit unions and government agencies, including the FDIC, with loan servicing for SBA and non-SBA loans. In addition, SBL provides our affiliates, subsidiaries and third-parties with outsourced solutions for the entire loan origination process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. For example, SBL originates and services ALP and 504 loans for our Newtek ALP Holdings subsidiary and ALP loans for our joint ventures (see below).

Deposits and Depository Services

We are focused on growing and retaining a stable deposit base and deepening relationships with Newtek Bank’s current and prospective deposit customers by leveraging Newtek Bank’s customer-direct, easy-to-use, digital account opening platform. Newtek Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. Following the Acquisition of Newtek Bank and its $137 million deposit portfolio, we launched our High Yield Savings and Retail CD product offerings in March and April of 2023. Since that time, we have grown Newtek Bank’s deposit base rapidly and have offered competitive market rates using an account opening process that is straightforward with limited interaction. In December of 2023 we launched our Business Checking product offering and were successful in growing Newtek Bank’s business banking deposit base, which helped us surpass $1 billion in deposits as of December 31, 2024. Newtek Bank has maintained strong customer acquisition and retention rates and expects to continue to drive growth in retail and business banking deposits. Additionally, we implemented a suite of software solutions that facilitates gathering and servicing deposits from our existing and prospective independent business owner clients, further diversifying our client base. We supplement Newtek Bank’s customer deposit base with a series of wholesale funding options, which consist of product offerings to community banks and credit unions, as well as fundings in the brokered CD market. Refer to NOTE 11—DEPOSITS for a breakdown of deposits and deposit growth.

Newtek ALP Holdings

The mission of the Newtek alternative lending program (ALP) is to generally provide access to capital to independent business owners that may not have qualified under the SBA 7(a) Program due to issues of program eligibility, loan size or a loan maturity that exceeds SBA guidelines. ALP Loans (defined below) are intended for independent business owners who prefer 10-25 year amortizing loans with no balloon payments and no loan covenants, and who are willing to provide personal guarantees, liens on business and personal assets and pay higher interest rates. ALP loans are funding by us at origination utilizing a combination of capital contributions from our financial holding company and warehouse lines of credit from unaffiliated third party financial institutions through NBL SPV I, II and III, LLC. ALP loans are typically sold individually or securitized after reaching a necessary size on our balance sheet. As described below, we have sold individual loans to joint ventures to in order to free up funds to originate new ALP loans and to share in the risk and rewards of our ALP loans. The loans are typically transferred with servicing retained.

On May 20, 2019, the Company and its joint venture partner launched Newtek Conventional Lending, LLC (NCL JV) to provide our ALP loans (formerly referred to as non-conforming conventional commercial and industrial term loans) to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between Newtek Commercial Lending, Inc. (NCL) a wholly-owned subsidiary of NewtekOne, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new ALP loans during 2020. On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay a Deutsche Bank credit facility and return capital to the NCL JV partners.

On August 5, 2022, NewtekOne launched its second joint venture to invest in ALP loans. Newtek-TSO II Conventional Credit Partners, LP (Newtek-TSO JV). NCL and TSO II entered into a joint venture, Newtek-TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the Newtek-TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the Newtek-TSO JV with each having equal voting rights on all material matters. Newtek-TSO JV deployed capital with additional leverage supported by a warehouse line of credit. From the fourth quarter of 2022 through the third quarter of 2024, Newtek-TSO JV made investments in ALP loans originated by Newtek ALP Holdings to middle-market companies as well as independent business owners. On July 23, 2024, Newtek- TSO JV closed a securitization backed by ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes (collectively, the “TSO Notes”) issued by NALP Business Loan Trust 2024-1. The TSO Notes were backed by $190.5 million of collateral consisting of ALP loans originated by Newtek ALP Holdings. The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively.

Newtek Payments

NewtekOne’s business and financial solutions ecosystem also includes its Newtek Payments businesses, which includes our subsidiaries Newtek Merchant Solutions, LLC (NMS), Mobil Money, LLC (Mobil Money, an NMS subsidiary) and POS on Cloud, LLC, d/b/a Newtek Payment Systems (POS).

NMS

NMS markets credit and debit card processing services, check approval services, ACH services, processing equipment, and software. NMS utilizes a multi-pronged sales approach of both direct and indirect sales. NMS’ primary sales efforts focus on direct sales through our Newtek® and Your Business Solutions Company® brands. Our indirect sales channels consist of alliance partners, principally financial institutions (banks, credit unions, insurance companies and other related businesses), and independent sales agents across the United States. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS. In 2024, NMS processed merchant transactions with sales volumes of $5.3 billion.

We believe NMS has a number of competitive advantages which we believe will enable it to continue to effectively compete in this market. These are:

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

NMS maintains its principal customer service and sales support offices in our Lake Success, New York office. NMS’s personnel assist merchants with initial installation of equipment and on-going service, as well as any other special processing needs that they may have.

NMS’ development and growth is focused on selling NMS’ services to internally generated referrals, merchant referrals identified by NewtekOne alliance partners and by independent sales representatives. We believe NMS is different than most electronic payment processing companies who acquire their clients primarily through independent sales agents. NMS believes that its business model provides it with a competitive advantage by enabling it to acquire new merchant customers at a lower cost level for third-party commissions than the industry average. NMS’ business model allows it to own the customer as well as the stream of residual payments, as opposed to models which rely more heavily on independent sales agents.

Mobil Money

Mobil Money, a subsidiary of NMS, generates revenues from providing payment processing for a merchant portfolio of taxi cabs and related licensed payment processing software.

POS

POS is a majority owned subsidiary which sells its cloud based Point of Sale system for a variety of restaurant, retail, assisted living, parks and golf course businesses. POS’ Point of Sale system provides not only payments and purchase technology solutions, but also inventory, customer management, accounting integrations, reporting, employee time clock, table and menu layouts, and e-commerce solutions as the central operating system for an independent business owner.

Newtek Technology

As disclosed in subsequent events herein, on January 2, 2025 the Company completed its previously disclosed divestiture of Newtek Technology Solutions, Inc. (NTS), its wholly-owned subsidiary that provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. as well as SMBs, to IPM, formerly known as Paltalk. NewtekOne intends to continue to offer its clients the Technology Solutions (Cloud Computing, Data Backup, Storage and Retrieval, IT Consulting and Web Services) provided by IPM on a referral fee basis. Refer to “NOTE 25—SUBSEQUENT EVENTS”.

Newtek Payroll, Insurance, and Other

PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (PMT), is a wholly-owned subsidiary which offers an array of industry standard and competitively priced payroll management, and related payment and tax reporting services to independent business owners. We are focused on PMT customers being a source for the generation of depository accounts for Newtek Bank, which we believe can provide Newtek Bank with business deposits that are not only sticky, but also would allow us to improve the client experience from being able to make payroll directly from the Newtek Advantage.

Newtek Insurance Agency (NIA), a wholly-owned subsidiary, is a retail and wholesale brokerage insurance agency licensed in all 50 states, specializing in the sale of commercial and health/benefits lines insurance products to independent business owners, as well as the sale of various personal lines of insurance. NIA has recently experienced success in the area of technological innovation, whereby NIA is now able to provide key man life insurance on our loan products without requiring a medical exam or the client filling out lengthy applications NIA is able to accomplish this by automatically transferring data from loan applications to populate an insurance application. We anticipate further automating the sale of property and casualty insurance on lending opportunities.

In addition, our subsidiary TAM provides inbound and outbound calling services to all of our affiliates. TAM’s client success and service specialists answer all inbound communications to our 1-800 lines and connect with our clients who visit www.newtekone.com through video and digital chat. TAM has two primary initiatives: (1) telemarketing into our existing database of NewtekOne referrals for the purpose of introducing our business and financial solutions, and (2) monitoring and improving client experience and ensuring any client issues or complaints are tracked and resolved. We are focused on growing this unit over time and improving its productivity in selling our business and financial solutions directly to our client database and creating warm referrals for our BSS in each vertical. We require that TAM’s client success and service specialists, as well as our BSS teams in each of our businesses, appear on camera on all client interactions, either utilizing our licensed Glia technology or our phone system. Our strategy of not using traditional bankers, brokers, business development officers or physical branches, and in their stead, using our client success and service specialists and BSS who are based in the United States and using a NewtekOne backdrop on camera to give all clients the experience with a live human being they can see and talk to 24/7/365.

Newtek® and NewtekOne® Branding

We have developed our branded line of business and financial solutions to offer a full service suite of business and financial solutions for independent business owners in the United States. We reach potential customers through our integrated multi-channel approach featuring direct, indirect and direct outbound solicitation efforts. We continue to utilize and grow our primary marketing channel of strategic alliance partners as well as a direct marketing strategy to independent business owner customers through our “go to market” brand, Your Business Solutions Company® and One Solution for All Your Business Needs®. Through our web presence, www.newtekone.com and newtekbank.com, we believe we are establishing ourselves as a preferred “go-to” provider for independent business owner financial and business solutions offered by NewtekOne® and its subsidiaries, including Newtek Bank®.

We believe that our patented NewTracker® system provides for transparency between NewtekOne and referring parties and has been material in our ability to obtain referrals from a wide variety of sources. The NewTracker system allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence among the referred business client, the referring alliance partner and us. We own the NewTracker® patent, as well as all trademarks and other patented intellectual property used by us and our subsidiaries. Additional referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. In addition, we believe that the Newtek Advantage® dashboard, which patent is pending, is designed to be a management tool for our business clientele that can make their businesses more successful and that our clients can depend on.

Market Opportunity

We believe that the limited amount of capital and financial products available to independent business owners, coupled with the desire of these businesses for flexible and partnership-oriented sources of capital and other financial products, creates an attractive environment for us to further expand our business and financial products ecosystem and overall brand. We believe the following factors can continue to provide us with opportunities to grow and deliver attractive returns to shareholders.

The independent business owner SMB market represents a large, underserved market. According to a 2024 Small Business Profile published by the SBA,the U.S. independent business owner/SMB market includes 34.8 million businesses. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such businesses generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through 2022, our subsidiary NSBF was consistently the largest non-bank originator of SBA 7(a) loans, and ranked as the third largest SBA 7(a) lender in the United States, including banks. Newtek Bank now ranks as the largest SBA 7(a) lender based on dollar volume of loan approvals as of December 31, 2024, which is the SBA’s first fiscal quarter. As a result, we believe we are well positioned to continue to provide financing to the types of independent business owners that we have historically targeted and we have the technology and infrastructure in place presently to do it cost effectively in all 50 states and across many industries.

Increased demand for comprehensive, business-critical SMB solutions. Increased competition and rapid technological innovation are creating an increasingly competitive business environment that requires independent business owners to fundamentally change the way they manage critical business processes. This environment is characterized by greater focus on increased quality, lower costs, faster turnaround and heightened regulatory scrutiny. To make necessary changes and adequately address these needs, we believe that companies are focusing on their core competencies and utilizing cost-effective outsourced solutions to improve productivity, lower costs and manage operations more efficiently. We provide critical business solutions such as electronic payment processing, personal and commercial insurance services and full-service payroll and benefit solutions, receivables financing, funding of SBA 504 loans, which provide financing of fixed assets such as real estate or equipment, and ALP loans. We believe that each of these market segments are underserved for independent business owners and since we are able to provide comprehensive financial and business solutions under one (the Newtek) platform, we believe that we are well positioned to continue to realize growth from these product offerings. Most importantly our pledge and goal is to enhance our clients’ business and through our solutions make them more successful.

Competitive Advantages

We believe that we are well positioned to take advantage of opportunities to provide business and financial solutions to independent business owners due to the following competitive advantages:

Senior Lending Team and Executive Officers. We rely on our Senior Lending Team and executive officers, some of whom have worked together for more than twenty years and have decades of experience in finance-related fields. These professionals have screened opportunities, underwritten new loans and investments and managed a portfolios of SMB loans through two recessions, a credit crunch, the dot-com boom and bust, a historic, leverage-fueled asset valuation bubble, and the COVID-19 pandemic. Each member brings a complementary component to a team well-rounded in finance, accounting, operations, strategy, business law and executive management. We are led by our executive officers under the supervision of our Board. Our executive officers have significant experience in our fields of operations.

Business Model Enables Attractive Risk-Adjusted Returns on Investment in SBA 7(a) Lending. Our SBA 7(a) loans are structured so as to permit the rapid sale of the U.S. government guaranteed portions, often within weeks of origination. Newtek Bank has determined to retain the unguaranteed portions of SBA 7(a) loans funded through its consumer and retail deposit bases. Selling the guaranteed portion provides Newtek Bank the ability to efficiently manage its balance sheet and returns, by reducing the funding needed for future originations and recording premiums that typically provide revenue that have more than offset the provision for credit losses on the retained unguaranteed portion. Historically, the unguaranteed portions have been successfully securitized, with the securitization notes being sold, usually within a year of loan origination. Newtek Bank may seek to securitize or otherwise finance these loans in the future. The return of principal and premium may result in an advantageous risk-weighted return on our original investment in each loan.

State of the Art Technology. Our patented NewTracker® software enables us to acquire an SMB customer cost effectively, process the application or inquiry, assemble necessary documents, complete the transaction and create a daily reporting system that is sufficiently unique as to receive a U.S. patent. NewTracker® enables us to identify a transaction, similar to a merchandise barcode or the customer management system used by SalesForce.com, then process a business transaction and generate internal reports used by management and external reports for strategic referral partners. NewTracker® allows our referral partners to have digital access into our back office and follow on a real time, 24/7 basis the processing of their referred customers. NewTracker® has been applied to all of the business and financial solutions we offer directly or through our subsidiaries. In addition, the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, provides independent business owners with, among other things, a business tool they can use in one or more areas of their core business operations. including instant access to a team of NewtekOne business and financial solutions experts all of NewtekOne’s business and financial solutions.

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct loan origination pipeline for opportunities without the necessity for financial institutions or brokers as well as broad marketing channels that we believe allow for highly selective underwriting. We believe the combination of our alliance relationships, brand, portal, patented NewTracker® technology, and brand presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our lending team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. We anticipate that our principal loan origination and other business opportunities will continue to be the same types of independent business owners to which we currently provide financing. Our executive officers and Senior Lending Team also seek to leverage our extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have closed opportunities. We believe our current infrastructure and expansive relationships will continue to enable us to review a significant amount of direct (or non-brokered) business opportunities.

Flexible, Customized Financial Solutions for Seasoned, Independent Business Owners. While Newtek Bank’s primary focus will be to expand its lending activities by providing a full suite of commercial loans to independent business owners, we also seek to offer independent business owners a variety of attractive financial solutions, as well as cost effective and efficient business solutions, to meet their capital needs through Newtek Bank and our nonbank subsidiaries. In particular, we offer larger loans, between $5.0 million and $15.0 million and in some cases through our nonbank subsidiaries, greater than loans available with the SBA guarantee, but with a higher interest rate to compensate for the increased risk. Unlike many of our competitors, we believe we have the business finance ecosystem that allows us to provide a complete package of business and financial solutions for independent business owners, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to independent business owners that:

•have 3 to 10 years of operational history;

•significant experience in management;

•credit worthy owners who must provide a personal guarantee that are joint and several for every 20% owner for our loans;

•show a strong balance sheet to collateralize our loans; and

•show sufficient cash flow to be able to service the payments on our loans comfortably.

Although we may make loans to start-up businesses, we generally seek to avoid lending to high-risk, early-stage enterprises that are only beginning to develop their market share or build their management and operational infrastructure with limited collateral. These types of loans comprise a small percentage of our loan originations.

Disciplined Underwriting Policies and Rigorous Portfolio Management. We pursue rigorous due diligence of all prospective loans originated through our Business Lending Platform. Our Senior Lending Team has developed what we believe to be an extensive underwriting due diligence process, which includes a review of the operational, financial, legal, industry and performance and outlook for the prospective loan, including quantitative and qualitative stress tests and review of industry data. We acquire appraisals on CRE, residential real estate, equipment, and business valuations to assist in underwriting a loan and credit decisioning. These processes continue during the portfolio monitoring process, when we will conduct field examinations, when appropriate, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of our borrowers. In addition, Newtek Bank’s subsidiary SBL, an S&P rated servicer, is a third-party servicer for commercial, SBA 7(a) and other government guaranteed loans, whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted various third-party portfolios to SBL for servicing. SBL services the loans funded by Newtek Bank, Newtek ALP Holdings, NSBF, our joint ventures and loans held in our securitization trusts, and provides loan origination and closing services to our joint ventures and affiliates.

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

Although we maintained our status as a BDC and a RIC through the entirety of our 2022 fiscal and tax years, upon completing the Acquisition, we filed with the SEC Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and ceased to be a BDC. As a result, as of January 2023 we ceased to be subject to regulation as a BDC under the 1940 Act, and no longer qualified for tax treatment as a RIC under the Code.

Regulation and Supervision

General

The U.S. financial services and banking industry is highly regulated. The bank regulatory regime is intended primarily for the protection of customers, the public, the financial system and the DIF, support of the community and economic development, rather than our stockholders or creditors.

The legal and regulatory regime affects virtually all aspects of our operations. Statutes, regulations and policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, repurchase our stock or distribute capital; and our ability to engage in mergers, acquisitions and other strategic initiatives. The legal and regulatory regime is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. Changes are difficult to predict and could have significant effects on our business. See “Item 1A. Risk Factors - Risks Related to Operation as a Financial Holding Company - The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.”

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

Regulatory Framework

We are subject to regulation and supervision by multiple regulatory bodies. As a bank holding company electing financial holding company status, the Company is subject to certain banking laws and regulations, including under the Bank Holding Company Act of 1956 (“BHCA”), and to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.

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

On November 29, 2023, the FDIC issued a final rule that imposes a special deposit insurance assessment on insured depository institutions in order to recover losses that the DIF has incurred in the receiverships of Silicon Valley Bank and Signature Bank. The rule requires the payment of the special assessment over eight quarterly assessment periods beginning in the first quarter of 2024, subject to adjustments if the total amount collected is insufficient to cover the DIF’s costs. Each quarterly special assessment is equal to 3.36 basis points (0.0336%) of the amount of an institution’s estimated uninsured deposits that exceeded $5 billion as of December 31, 2023. For all quarterly periods from December 31, 2023 through December 31, 2024, Newtek Bank’s estimated amount of uninsured deposits did not exceed $5.0 billion and therefore, Newtek Bank is not required to pay any amount of the special assessment.

We are subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. Our common stock is listed on the Nasdaq Global Market under the ticker symbol “NEWT” and therefore we are also subject to the rules of Nasdaq Global Market for listed companies. We have adopted certain policies and procedures intended to comply with the Nasdaq Global Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith. See “Item 1A. Risk Factors - Risks Related to Operation as a Financial Holding Company - The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.”

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

The Community Reinvestment Act (CRA), enacted in 1977, requires the Federal Reserve and other federal banking regulators to encourage financial institutions to help meet the credit needs of the communities in which they do business, including low- and moderate-income (LMI) neighborhoods. The CRA requires federal banking regulators, in their review of certain applications by banking organizations, to take into account the applicant’s record in helping meet the credit needs of its community, including low- and moderate-income neighborhoods. Newtek Bank is subject to periodic examination under the CRA by the OCC, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may adversely affect Newtek Bank’s ability to obtain approval for certain types of applications. Newtek Bank’s latest rating by the OCC under the CRA is “Satisfactory”.

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

See “Item 1A. Risk Factors - Risks Related to Operation as a Financial Holding Company - The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.”

The Company as a Source of Strength for Newtek Bank

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

Federal Home Loan Bank System

Newtek Bank is a member of the Federal Home Loan Bank System (“FHLB”), which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Newtek Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. Newtek Bank is in compliance with this requirement with an investment in FHLB capital stock of $463 thousand as of December 31, 2024.

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

The Consumer Financial Protection Bureau (“CFPB”) is generally responsible for rulemaking with respect to certain federal laws related to the provision of financial products and services to consumers. In addition, the CFPB has examination and primary enforcement authority with respect to federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. As of December 31, 2024, Newtek Bank has assets less than $10 billion; therefore, we are not currently subject to the examination and enforcement jurisdiction of the CFPB. However, many consumer protection rules adopted or amended by the CFPB do apply to us and are the subject of examination and enforcement with respect to us by the OCC.

If we fail to comply with these laws and regulations, we may be subject to significant penalties, judgments, other monetary or injunctive remedies, lawsuits (including putative class action lawsuits and actions by state and local attorneys general or other officials), customer rescission rights, supervisory or enforcement actions, and civil or criminal liability. See “Item 1A. Risk Factors - Risks Related to Operation as a Financial Holding Company - The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.”

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

Privacy, Information Technology and Cybersecurity

We are subject to various laws related to the privacy of consumer information. For example, we and our subsidiaries are required under federal law periodically to disclose to their retail clients our policies and practices with respect to the sharing of nonpublic client information with their affiliates and others, and the confidentiality and security of that information. In some cases, Newtek Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and Newtek Bank must allow a consumer to opt out of Newtek Bank’s sharing of information with its affiliates for marketing and certain other purposes. We are also subject to laws and regulatory requirements related to information technology and cybersecurity. For example, the Federal Financial Institutions Examination Council's (“ FFIEC”), which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy and governance. Our regulators will regularly examine us for compliance with applicable laws, and adherence to industry best practices, with respect to these topics. For example, they will evaluate our security of user and customer credentials, business continuity planning, and the ability to identify and thwart cyber-attacks.

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

Acquisition of a Significant Interest in the Company

Banking laws impose various regulatory requirements on parties that may seek to acquire a significant interest in the Company. For example, the Change in Bank Control Act of 1978 would generally require that any party file a formal notice with, and obtain non-objection of, the Federal Reserve prior to acquiring (directly or indirectly, whether alone or acting in concert with any other party) 10% or more of any class of voting securities of the Company. Further approval requirements and significant ongoing regulatory consequences would apply to any company that (directly or indirectly, whether alone or as part of an association with another company) seeks to acquire “control” of the Company or Newtek Bank for purposes of the BHCA. The determination whether a party “controls” a depository institution or its holding company for purposes of these laws is based on applicable regulations and all of the facts and circumstances surrounding the investment. See “Item 1A. Risk Factors - Risks Related to Operation as a Financial Holding Company - Federal law may discourage certain acquisitions of our common stock which could have a material adverse effect on our shareholders.”

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

SBA Oversight and Regulation of NSBF’s and Newtek Bank’s participation in the SBA 7(a) Program

NewtekOne’s subsidiaries (NSBF beginning in 2003 and Newtek Bank since 2023) have been originating loans under the SBA 7(a) Program for 22 years. By making SBA 7(a) guaranteed loans or 504 loans, SBA lenders automatically agree to the terms, conditions, and remedies in SBA Loan Program Requirements, as promulgated or issued from time to time. SBA Lenders further agree that a violation of SBA Loan Program Requirements constitutes default under their respective agreements with SBA. An SBA lender may be subject to an enforcement action for any number of grounds, including: (i) a failure to maintain eligibility requirements for specific SBA programs and delegated authorities, including but not limited to: SBA 7(a) Program and PLP; (ii) failure to comply materially with any requirement imposed by SBA Loan Program Requirements; or (iii) not performing underwriting, closing, disbursing, servicing, liquidation, litigation or other actions in a commercially reasonable and prudent manner for SBA 7(a) or 504 loans, respectively, as applicable.

Newtek Bank is licensed by the SBA to originate and service loans pursuant to section 7(a) of the Small Business Act (the SBA 7(a) Program). As a result of the Acquisition, all SBA 7(a) loan originations were transitioned from NSBF to Newtek Bank in April 2023, and NSBF ceased the origination of SBA 7(a) loans, relinquished its PLP status and is winding-down its operations. During this wind-down process, NSBF is required to continue to own the SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval) sale or transfer. NSBF is further required to continue to service and liquidate its SBA loan portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. During the wind down process, NSBF is required to maintain minimum capital requirements established by the SBA, required to maintain certain amounts of restricted cash available to meet any obligations to the SBA, and has restrictions on its ability to make dividends and distributions to its parent, and will remain liable to SBA for post-purchase denials and repairs, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10.0 million account at Newtek Bank to secure these potential obligations. Any future post-purchase denials and repairs demands on NSBF could negatively impact our results of operations.

Newtek Bank has been granted PLP status. The SBA grants PLP status to certain lenders originating SBA 7(a) loans based on achievement of certain standards in lending which are regularly monitored by the SBA. As a Preferred Lender, Newtek Bank is authorized to place SBA guarantees on SBA 7(a) loans without seeking prior SBA review and approval. Designated PLP lenders are delegated the authority to process, close, service, and liquidate most SBA guaranteed loans without prior SBA review. PLP lenders are authorized to make SBA guaranteed loans, subject only to a brief eligibility review and assignment of a loan number by SBA. In addition, PLP lenders are expected to handle servicing and liquidation of all of their SBA loans with limited involvement of SBA. An SBA lender’s PLP status is renewed by the SBA on an annual basis, or more frequently at the SBA’s discretion. If Newtek Bank fails to maintain PLP status, it would have a material adverse impact on Newtek Bank’s ability to originate SBA 7(a) loans at its current levels. See “Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.”

Participation in the SBA Secondary Market

In addition, the SBA regulates an SBA lender’s, including Newtek Bank’s, participation in the secondary market for sales of the guaranteed portions of SBA 7(a) loans. The SBA secondary market consists of the sale of certificates, representing either a fractional undivided interest in some or all of the guaranteed portion of an individual SBA 7(a) guaranteed loan or a fractional undivided interest in a pool consisting of the SBA guaranteed portions of a number of SBA 7(a) guaranteed loans. For example, when a lender such as Newtek Bank sells the guaranteed portion of a SBA 7(a) loan in the secondary market, the lender must perform all necessary servicing and liquidation actions for such loan even after SBA has purchased the guaranteed portion of such loan from a purchaser of a guaranteed portion, i.e., a registered holder. In the event that SBA purchases a guaranteed portion of such a loan from the registered holder, the lender must provide SBA with a loan status report within 15 business days of such purchase. This report typically includes, but is not limited to, a status report on the borrower and current condition of the collateral, plans for any type of loan workout or loan restructuring, existing liquidation activities including the sale of loan collateral, or the status of ongoing foreclosure proceedings. Moreover, the lender is required to provide documentation that SBA deems sufficient to be able to review the lender’s administration of the SBA 7(a) loan under the SBA Loan Program Requirements. Newtek Bank’s failure to provide sufficient documentation may constitute a material failure to comply with SBA Loan Program Requirements, and may lead to initiation of an action for recovery from Newtek Bank of all or some of the moneys SBA paid to a registered holder on a guarantee. SBA will also evaluate Newtek Bank’s continued participation in the secondary market and may restrict further sale of guaranteed portions into the secondary market until SBA determines that Newtek Bank has provided sufficient documentation for purchases or demonstrates compliance with any requirement imposed by SBA Loan Program Requirements.

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of an SBA 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with an SBA Loan Program Requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or in part, would be transferred to Newtek Bank or NSBF as the originator of the loan, as the case may be. Even though NSBF has ceased originating new SBA 7(a) loans, it has retained and may be exposed to repair and denial liability to the SBA for the SBA 7(a) loans in NSBF’s portfolio. The incurrence of repairs and denials while NSBF is no longer generating income from the sales of guaranteed portions of SBA 7(a) loans can have a material negative impact on our financial results and liquidity. In addition, changes in SBA regulations and economic factors may adversely impact Newtek Bank’s or NSBF’s repair and denial rates.

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

On March 30, 2023, the CFPB finalized a rule under Section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. We are evaluating the impact of this new rule. The rule was scheduled to take effect on August 29, 2023, and would have required compliance by October 1, 2024, April 1, 2025, or January 1, 2026, depending on the number of covered small business loans that a covered lender originates. The U.S Court of Appeals for the Fifth Circuit has stayed enforcement of this rule against the parties to the litigation, and in addition, the CFPB initially requested a 90-day pause for review by the new administration. Under the new administration, the CFPB has suspended almost all CFPB operations, including rulemaking, enforcement actions and public communications, and directed CFPB counsel to seek pauses in ongoing litigation. We continue to monitor the potential impacts.

Lending Activities

We engage in various business and lending strategies in order to achieve our overall business objectives. See “Item 1A. Risk Factors – Risks Related to Our Business and Structure.”

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

Customer and Supplier Diversification. We seek to lend to businesses with sufficiently diverse customer and supplier bases. We believe these businesses will be better able to endure industry consolidation, economic contraction and increased competition than those that are not sufficiently diversified. However, we also recognize that from time to time, an attractive lending opportunity with some concentration among its customer base or supply chain will present itself. We believe that concentration issues can be evaluated and, in some instances (whether due to supplier or customer product or platform diversification, the existence and quality of long-term agreements with such customers or suppliers or other select factors), mitigated, thus presenting a superior risk-weighted pricing scenario.

We target our loans made through our business finance ecosystem under the SBA 7(a) program, to produce generally, a coupon rate of prime plus 3.0% to 6.50% which enables us to generate rapid sales of the guaranteed portions of SBA 7(a) loans in the secondary market, which have historically produced gains and a yield on investment.

Collateral and Sources of Repayment. We typically structure our loans with the maximum seniority and collateral along with personal guarantees from business owners, in many cases collateralized by other assets including real estate. In most cases, our loans will be collateralized by a first lien on the assets of the business and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA 7(a) loans are made with personal guarantees from any owner(s) of 20% or more of the business’ equity. As of December 31, 2024, substantially all of our SBA 7(a) loans consisted of loans that were secured by first or second priority liens on the assets of the business. In all categories we are a business lender and the business, not the collateral, at underwriting must be the primary source of repayment. All loans must cash flow on a historic or a projected basis if a SBA 7(a) loan, 504 loan, or ALP loan.

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

In addition to loans originated under the SBA 7(a) program. our Newtek Lending Platform includes the following loan products originated by Newtek Bank: SBA 504 loans, C&I loans (including ABL and owner occupied CRE and investor CRE). In addition, our ALP loans (formerly referred to as non-conforming conventional loans) are originated by Newtek ALP Holdings, our non-bank subsidiary, and have been originated or acquired by our joint ventures.

SBA 504 loans provide long-term fixed rate financing for major fixed assets such as real estate or equipment. The maximum loan amount for a SBA 504 loan is typically not more than $5.5 million.

C&I Lending, CRE Lending and ABL. Newtek Bank provides C&I loans, which includes ABL and owner occupied CRE and investor CRE loans, to its commercial customers.

For more information, see “ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ”

Equity Investments to Expand or Enhance the NewtekOne Business and Financial Solutions Ecosystem

While the vast majority of our lending opportunities have been structured as loans, we have in the past and expect in the future to make selective equity investments primarily as either strategic investments to enhance the integrated operating platform or, to a lesser degree, under our Certified Capital Company (“Capco”) programs (see below). Historically, for investments in our subsidiaries, we focused more on tailoring them to the long-term growth needs of the companies than to immediate return. Our objective with these companies was to foster the development of the businesses as a part of the integrated operational platform of serving the independent business owner market, so we may have sought to reduce the burden on these companies to enable them to grow faster than they would otherwise as another means of supporting their development and that of the integrated whole.

Under state-created Capco programs, states provide a Capco with tax credits generally equal to the amount of funds the Capco raises from insurance company investors. The Capcos then issue the tax credits to its investors — a process which is designed to reduce the Capco’s investors’ state tax liabilities. In exchange for receiving the tax credits, the Capco is obligated to invest the funds raised in certain qualified businesses, which generally are defined by statute to include only businesses that meet certain criteria. If a Capco fails to comply with the performance requirements of each state’s different Capco program, the tax credits are subject to forfeiture. Under state law, a Capco that has invested in qualified businesses an amount equal to 100% of its initial certified capital is able to decertify (i.e., terminate its status as a Capco) and no longer be subject to any state Capco regulation. Our Capcos have historically invested in SMBs. We have de-emphasized our Capco business and do not anticipate creating any new Capcos. As the Capcos reach 100% investment we will seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce their operational costs, particularly the legal and accounting costs associated with compliance. Thirteen of our original eighteen Capcos have reached this stage and been de-certified and liquidated. See “RISKS RELATED TO OUR CAPCO BUSINESS.”

Loan Origination Process

The following discussion relates to the Company’s loan origination selection process in connection with SBA 7(a) lending. For more information, see “Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations.” The members of our Senior Lending Team and our executive officers are responsible for all aspects of our loan origination selection process. The discussion below describes our procedures. The stages of our selection process for loan originations are as follows:

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

We market our business and financial solutions through referrals from our alliance partners such as Stifel Bank, Credit Union National Association, ENT Federal Credit Union, Legacy Bank, Morgan Stanley Smith Barney, Flagstar Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative, Regions Bank, Hartford Insurance, Bank United, US Century Bank, Anderson Capital Advisors, Transworld Business Advisors, Army Navy Federal Credit Union, Teachers Federal Credit Union, Aamco, 1800 Accountants, Henry Schein, Stearns Bank, California Coast Credit Union, and True Value Company, among others using our patented NewTracker® referral system as well as direct referrals from our web presence, www.newtekone.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing further for security and transparency between referring parties. NewTracker® allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives and web technology, and eCommerce services are marketed through internet-based marketing and third-party resellers. A common thread across all business lines of our subsidiaries and subsidiaries relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, NewTracker®, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell the business and financial solutions of our subsidiaries and subsidiaries to our customers and customers of our subsidiaries, and to build upon our extensive deal sourcing infrastructure.

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

SBA Lending Procedures

Newtek Bank originates (and prior to January 6, 2023, for 20 years NSBF originated) loans under the SBA 7(a) Program (authorized by section 7(a) of the Small Business Act, 15 U.S.C. 636(a)), in accordance with our credit and underwriting policy, which incorporates by reference the applicable regulations and the SBA Standard Operating Procedures, Lender and Development Company Loan Program (collectively, “SBA Loan Program Requirements”) as they relate to the financing and servicing of such loans. Following the Acquisition, NBSF continues to service its current portfolio of SBA 7(a) loans via a lender service provider agreement with SBL, and new SBA 7(a) loan originations are being made by Newtek Bank. However, there can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses. See “Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses.”

During the initial application process for a loan originated under the SBA 7(a) Program, a NewtekOne business service specialist (BSS) assists and guides the applicant through the application process, beginning with the submission of an online form through our customized loan portal. The online loan processing system collects required information and ensures that all necessary forms are provided to the applicant and filled out. The system conducts automatic screenings that focus primarily on whether (i) the requested loan is for an eligible purpose, (ii) the requested loan is for an eligible amount and (iii) the applicant is an eligible borrower. If the applicant is eligible to fill out the entire application, the online system pre-qualifies the applicant based on preset credit parameters meeting the standards of the Company and the SBA.

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

In addition to Form 1919, the following additional information is required in order for our Underwriting Department to have the necessary information to make a decision on the loan application:

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

•CRE — 75%

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

Newtek Bank’s policy regarding the use of real estate appraisals and environmental reports is intended to provide for a secure, orderly and independent process for the ordering, receipt and approval of independent valuation and environmental reports. CRE appraisals are required on all primary collateral prior to the loan closing. In general, appraisals will be required as follows:

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

•Appraisal reviews are required for all CRE with an appraised value of $500,000 or more conducted by a licensed/certified and independent MAI appraiser.

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

Sales of Guaranteed Portions of SBA 7(a) Loans in the Secondary Market

We have a dedicated capital markets team that sells the guaranteed portions of Newtek Bank’s SBA 7(a) loans shortly after origination and Newtek Bank retains the unguaranteed portions, Historically, NSBF sold SBA guaranteed portions of SBA 7(a) loans at premiums. Any portion of the premium that is above 110% of par value is shared equally with the SBA. However, there is no guarantee that Newtek Bank will be able to continue to earn premiums on future sales of the guaranteed portions of SBA 7(a) loans or will be able to maintain PLP status. See “Item 1A. Risk Factors - Risks Related to SBA Lending - We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.”

Competition

We compete for SBA 7(a) and other SMB commercial loans with other financial institutions and various nonbank lenders, as well as other sources of funding. Additionally, competition for investment opportunities has emerged among alternative investment vehicles, such as collateralized loan obligations, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our lending opportunities may intensify. Many of these entities have greater financial and managerial resources than we do, but we believe that they invariably lack the ability to process loans as quickly as we can and do not have the depth of our customer service capabilities. We believe we will be able to compete with these entities primarily on the basis of our financial technology infrastructure, our experience and reputation, our deep industry knowledge and ability to provide customized business and financial solutions, our willingness to make smaller loans than specialty finance companies, the breadth of our contacts, our responsive and efficient underwriting analysis and decision-making processes, and the lending terms we offer.

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

Our electronic payment processing subsidiaries compete with entities including Fiserv, Global Payments, Worldpay, Elavon, and Paymentech, L.P.

Our business finance ecosystem competes with regional and national banks and non-bank lenders. Other companies, including Intuit®, are bundling electronic payment processing and payroll services similar to ours in offerings that compete in the same SMB market. In addition, Newtek Bank competes with national banks, regional banks and digital banks to acquire and retain deposits. During 2023, the growing competition for deposits in general saw U.S. banks raising rates offered on deposits, which tended to increase weighted average deposit rates. To the extent that competition for deposits remains elevated relative to historical norms or increases from levels observed in 2023, we believe that our deposit costs could increase. Deposit costs are based on multiple factors that impact businesses and consumers and can diverge from observed market indices (e.g. US Treasuries, Prime or SOFR). To the extent deposit costs increase without a corresponding increase in the Prime rate, our profitability and net interest margins can be negatively impacted.

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

•a telephonic and video interview process, as opposed to requiring handwritten or data-typing processes, which allows us to offer high levels of customer service and satisfaction, particularly for independent business owner who do not get this service from our competitors.

Human Capital including Senior Lending Team and Executive Officers

The long-term success of our Company depends on our people. Our team comprises experienced lending professionals, executive officers and treasury, finance, risk management, administrative support and human resources professionals.

The key members of our senior lending team (“Senior Lending Team”), many of whom have worked together for more than ten years, have over 25 years of experience in finance-related fields. These professionals have worked together to screen opportunities, underwrite new loans and manage a portfolio of loans made to independent business owner through two recessions, a credit crunch, the dot-com boom and bust, a leverage-fueled asset valuation bubble, and the COVID-19 pandemic. Each member brings a complementary component to a team well-rounded in lending, finance, accounting, operations, strategy, business law and executive management.

Our executive officers also oversee our subsidiaries and, to the extent that we may make additional equity investments in the future, the executive officers will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Our CEO and Chief Lending Officer, Messrs. Sloane and Downs, have been involved together in the structuring and management of loans and equity investments for the past 20 years.

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

As of December 31, 2024, our workforce consisted of 591 professionals. We strive to continue to create a welcoming and inclusive work environment for our employees. We are committed to recruiting, motivating and developing a diversity of talent and to creating an inclusive community where all individuals are welcomed, valued, respected, and heard. In order to support a culture of learning, we provide many training opportunities for our employees to continue to build their skills and increase their effectiveness as members of a team, including offering a variety of external and internal classes and training sessions as well as hands-on learning and one-on-one mentorship. We continue to encourage dialogue between managers and employees.

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

We aim to provide a safe environment at work. We maintain and support a remote work policy as an option for our employees. In addition to protecting the physical safety of our employees, we seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination and harassment of any kind including but not limited to sexual, gender identity, race, religion, ethnicity, age, or disability, among others. We emphasize employee engagement by encouraging ongoing dialogue with managers, colleagues and leaders. Communications are frequent and help us understand our employees’ diverse needs. We monitor our attrition and analyze reasons for leaving the Company. We value employee feedback and make adjustments to employees’ needs and concerns as they are raised.
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

SBA Regulation of SBA 7(a) Lenders

Newtek Bank is licensed by the SBA to make loans under the SBA 7(a) Program and our wholly-owned subsidiary, NSBF, is licensed by the SBA as an SBLC that originated loans through the SBA 7(a) Program. NSBF is currently winding down its operations and is no longer originating new SBA 7(a) loans, but remains subject to SBA regulation during its wind-down process. (See Wind-down Agreement below.)

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

The SBA grants PLP status to certain lenders originating SBA 7(a) loans based on achievement of certain standards in lending, which are regularly monitored by the SBA. Newtek Bank has been granted national PLP status and originates, sells and services SBA 7(a) loans. As a Preferred Lender, Newtek Bank is authorized to place SBA guarantees on SBA 7(a) loans without seeking prior SBA review and approval. Designated PLP lenders are delegated the authority to process, close, service, and liquidate most SBA guaranteed loans without prior SBA review. PLP lenders are authorized to make SBA guaranteed loans, subject only to a brief eligibility review and assignment of a loan number by SBA. In addition, they are expected to handle servicing and liquidation of all of their SBA loans with limited involvement of SBA. If Newtek Bank were to lose PLP status, it would have a material adverse impact on its ability to originate loans at current levels. See “Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.”

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of a SBA 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover from the lender all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with an SBA Loan Program Requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF or Newtek Bank. In addition, the growth in the number of loans made by Newtek Bank, changes in SBA regulations and economic factors may adversely impact our current repair and denial rates. See “Item 1A. Risk Factors - Risks Related to SBA Lending - We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.”

On April 13, 2023, the Company, NSBF and the SBA entered into the Wind-down Agreement, pursuant to which NSBF has been winding-down its operations and NSBF’s SBA 7(a) pipeline of new loans were transitioned to Newtek Bank. During this wind-down process, NSBF continues to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. SBL is servicing and liquidating NSBF’s SBA loan portfolio pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF is subject to minimum capital requirements established by the SBA, is required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, has restrictions on its ability to make dividends and distributions to the Company, and remains liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed certain of NSBF’s obligations to the SBA.

Taxation as a Financial Holding Company
Prior to our conversion on January 6, 2023 to a financial holding company from a BDC, for any taxable year in which we qualified as a RIC and satisfied the Annual Distribution Requirement, we generally were not be subject to U.S. federal income tax on the portion of our income we distributed to our stockholders. In order to comply with these requirements, we maintained a dividend policy of making quarterly distributions in an amount that approximated 90 - 100% of the Company's annual taxable income. Beginning with 2023, the Company and its subsidiaries no longer qualify as a RIC and files a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Among other things, the Tax Act (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allowed the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limited the deduction for net interest expense incurred by U.S. corporations, (iv) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminated or reduced certain deductions related to meals and entertainment expenses, (vi) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarified the definition of a covered employee and (vii) limited the deductibility of deposit insurance premiums. There can be no assurance as to the actual effective income tax rates impacting the amounts and timing of cash flows and the amounts of income tax expense recorded by the Company, because such rates will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

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
•We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.
•We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
•Failure to comply with applicable laws, regulations or commitments, or to satisfy our regulators’ supervisory expectations, could subject us to, among other things, supervisory or enforcement action, which could adversely affect our business, financial condition and results of operations.
•Federal law may discourage certain acquisitions of our common stock which could have a material adverse effect on our shareholders.
•The 2023 withdrawal of the Company’s election to be regulated as a BDC resulted in a significant change in our accounting and financial reporting requirements.
•If we are deemed to be an investment company under the Investment Company Act of 194, we will not be able to be successfully execute our business strategy.

Risks Related to the Economy

•Global economic, political, social and market conditions, including uncertainty about the financial stability of the United States could have a significant adverse effect on our business, operating results and financial condition.
•Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments, our subsidiaries and our clients.
•Economic recessions or downturns could impair our clients and our operating results.
•Inflation may adversely affect our business, operating results and financial condition.
•Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we lend to and/or operate, and harm our business, operating results and financial condition.
•If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending activities and the value of our loan portfolio value could decrease and our level of liquidity and distributions could be affected adversely.

Risks Related to Our Business and Structure

•We are dependent upon our Senior Lending Team and our executive officers for our future success, and if we are unable to hire and retain qualified personnel or if we lose any member of our Senior Lending Team or our executive officers our ability to execute on our business plan could be significantly harmed.
•We could be adversely affected by the soundness of other financial institutions.
•We operate in a highly competitive market for clients, which could reduce returns and result in losses.
•If we are unable to acquire and process clients effectively, we may be unable to achieve our business objectives.
•Our business may be adversely affected if our risk management framework does not effectively identify, assess and mitigate risk.
•Indebtedness could adversely affect our business and financial results.
•We may expose ourselves to risks as we engage in hedging transactions.
•

•An inability to maintain adequate liquidity could jeopardize our business and financial condition.
•Our acquisitions and other strategic transactions, including the acquisition of Newtek Bank, may not yield the intended benefits.
•Internal control deficiencies could impact the accuracy of our financial results or prevent the detection of fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
•During 2023 and 2024, we identified and remediated material weaknesses in our internal controls over financial reporting which, if not remediated, could have adversely affected our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our Company and, as a result the value of our common stock.
•Our business is subject to increasingly complex governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.
•Our clients may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our loans are concentrated.
•If we and our subsidiaries are unable to protect our intellectual property rights, our business and prospects could be harmed.
•The development and use of Artificial Intelligence (“AI”) present risks and challenges that may adversely impact our business.

Risks Related to SBA Lending

•Changes to the SBA 7(a) Program can negatively impact our SBA 7(a) loan origination volume.
•There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.
•NSBF will remain subject to SBA regulation as it winds down its operations.
•We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.
•If NSBF or Newtek Bank fail to comply with SBA regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, liability on the SBA guaranty, in whole or in part, could be transferred to NSBF or Newtek Bank.
•Curtailment of the government-guaranteed loan programs could adversely affect our results of operations.
•Our loans under the SBA 7(a) Program involve a high risk of default and such default could adversely impact our results of operations.
•The loans we make under the SBA 7(a) Program face competition.
•A governmental failure to fund the SBA could adversely affect Newtek Bank’s SBA 7(a) loan originations and our results of operations.
•We could be adversely affected by weakness in the residential housing and CRE markets.

Risks Related to Payment Processing

•We could be adversely affected if any bank sponsorship is terminated.
•If NMS or its processors or bank sponsors fail to adhere to the standards of the Visa® and Mastercard® bankcard associations, its registrations with these associations could be terminated and it could be required to stop providing payment processing services for Visa® and Mastercard®.
•On occasion, NMS experiences increases in interchange and sponsorship fees. If it cannot pass along these increases to its merchants, its profit margins will be reduced.
•NMS is liable if its processing merchants refuse or cannot reimburse charge-backs resolved in favor of their customers.
•NMS has potential liability for customer or merchant fraud.
•NMS and others in the payment processing industry have come under increasing pressures from various regulatory agencies seeking to use the leverage of the payment processing business to limit or modify the practices of merchants which could lead to increased costs.
•Increased regulatory focus on the payments industry may result in costly new compliance burdens on NMS’ clients and on NMS itself, leading to increased costs and decreased payments volume and revenues.

Risks Related to Newtek Bank
•If the credit decisioning, pricing, loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with customers could be harmed, our market share could decline and the value of loans held on our balance sheet may be adversely affected.
•If collection efforts on delinquent loans are ineffective or unsuccessful, the return on investment for investors in those loans would be adversely affected and investors may not find investing through our marketplace bank desirable.

Risks Related to Payroll Processing

•Newtek Payroll and Benefit Solutions (“PMT”) is subject to risks surrounding Automated Clearing House (“ACH”) payments.
•PMT could incur unreimbursed costs or damages due to delays in processing inherent in the banking system.

Risks Related to our Capco Business

•The Capco programs and the tax credits they provided were created by state legislation and implemented through regulation, and such laws and rules are subject to possible action to repeal or retroactively revise the programs for political, economic or other reasons. Such an attempted repeal or revision would create substantial difficulty for the Capco programs and could, if ultimately successful, cause us material financial harm.
•Because our Capcos are subject to requirements under state law, a failure of any of them to meet these requirements could subject the Capco and our shareholders to the loss of one or more Capcos.

Risks Related to our Securities

•Future issuances of our common stock or other securities, including preferred shares, may dilute the per share book value of our common stock or have other adverse consequences to our common shareholders.
•The authorization and issuance of “blank check” preferred shares could have an anti-takeover effect detrimental to the interests of our shareholders.
•Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
•Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Risks Related to our Outstanding Indebtedness

•We are subject to 150% asset coverage requirements due to covenants contained in certain of our outstanding debt.
Risks Related to Cybersecurity

•We could be adversely affected by information security breaches or cyber security attacks.
•The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
•We and our subsidiaries are subject to risks associated with “phishing” and other cyber-attack.

General Risk Factors

•Our common stock price may be volatile and may decrease substantially.
•We may experience fluctuations in our quarterly and annual results.
•We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
•We are subject to risks related to corporate social responsibility.
•The effect of global climate change may impact our operations and the operations of our subsidiaries and clients.

RISKS RELATED TO OPERATION AS A FINANCIAL HOLDING COMPANY

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds, and the banking system as a whole, not for the protection of security holders. We are subject to regulation and supervision by the FDIC, OCC and Federal Reserve. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of Newtek Bank and us, restrictions on dividends, and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities or acquisitions, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take, or restrict us from taking, certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

The level of regulatory scrutiny may also fluctuate over time based on numerous factors, including changes in the U.S. presidential administrations or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). Recent political developments, including the new U.S. presidential administration, have added additional uncertainty with respect to new laws or regulations or changes in the interpretations or enforcement of existing laws or regulations, including potential deregulation in some areas. We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation or implementation thereof. Changes in laws and regulations may increase our operating costs or reduce our revenues, limit the types of financial services and products we may offer, alter the investments we may make, affect the way we conduct our business and operations, increase our litigation and regulatory costs, and enhance the ability of others to offer more competitive financial services and products. We continue to devote substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which—whether successful or not—also may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.

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

If we do not comply with applicable laws, regulations or commitments, if we are deemed to have engaged in unsafe or unsound conduct, or if we do not satisfy our regulators’ supervisory expectations, then we may be subject to increased scrutiny, supervisory criticism, governmental or private litigation and/or a wide range of potential monetary penalties or consequences, enforcement actions, criminal liability and/or reputational harm. Such actions could be public or of a confidential nature, and arise even if we are acting in good faith or operating under a reasonable interpretation of the law and could include, for example, monetary penalties, payment of damages or other monetary relief, restitution or disgorgement of profits, directives to take remedial action or to cease or modify practices, restrictions on growth or expansionary proposals, denial or refusal to accept applications, removal of officers or directors, prohibition on dividends or capital distributions (both from Newtek Bank to its parent, NewtekOne, and/or from NewtekOne to its stockholders), increases in capital or liquidity requirements and/or termination of Newtek Bank’s deposit insurance. Additionally, compliance with applicable laws, regulations and commitments requires significant investment of management attention and resources. Any failure to comply with applicable laws, regulations or commitments could have an adverse effect on our business, financial condition and results of operations.

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

The 2023 withdrawal of the Company’s election to be regulated as a BDC resulted in a significant change in our accounting and financial reporting requirements.

Due to the Company’s withdrawal of its election to be regulated as a BDC on January 6, 2023, the Company is no longer subject to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, which resulted in a significant change in our accounting and financial reporting requirements; for example, certain of our current subsidiaries were deemed portfolio (controlled or majority-owned) companies and were not consolidated in our financial statements prior to 2023. However, beginning with the first quarter of 2023, we were required to consolidate the financial statements of these portfolio companies (now consolidated subsidiaries), which was a significant change in our accounting and financial reporting requirements. As disclosed in Part II - Item 9A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, these significant changes in our accounting and financial reporting requirements resulted in failures by the Company to adequately and timely identify financial reporting risks and the associated identification of key controls in connection therewith, resulting in material weaknesses in our internal controls that impacted the overall effectiveness of our internal controls over financial reporting (“ICFR”). We have taken actions to enhance our ICFR relating to the material weaknesses identified and throughout the year ended December 31, 2024, our management executed upon its previously disclosed remediation plan (see “Item 9A. Controls and Procedures.” and “Item 1A. Risk Factors - Risks Related to Our Business and Structure). Based upon testing of the design and operating effectiveness of the re-designed control environment during the year ended December 31, 2024, management found them to be operating effectively. As a result, management has concluded that the material weaknesses in ICFR have been remediated as of December 31, 2024.

Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our ICFR will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Ineffective internal controls over financial reporting could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.”

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

RISKS RELATED TO THE ECONOMY

Global economic, political, social and market conditions, including uncertainty about the financial stability of the United States could have a significant adverse effect on our business, operating results and financial condition

The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as natural disasters, epidemics and pandemics) may create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

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

In addition, the conflicts in the Middle East and the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. The ongoing conflicts has negatively affected the global economy and business activity and could have a material adverse effect on our business, financial condition, cash flows and results of operations. The severity and duration of conflicts and their impact on global economic and market conditions are impossible to predict. In 2024, numerous elections were held globally, including the recent U.S. presidential election. The outcomes of the elections are expected to result in changes in policy, which could also have adverse effects on us or the business environment in which we operate more generally. For example, the new U.S. presidential administration has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners, which could adversely affect markets, the business environment and our business.

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
•our risk management policies and practices may be negatively impacted by, among other things, changes in the SBA 7(a) Program, including changes to SBA rules, regulations and SBA standard operating procedures;
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

Inflation and changes in interest rates may adversely affect our business, results of operations and financial condition.

Recent inflationary pressures have increased the costs of capital, labor, energy and raw materials and have adversely affected consumer spending, economic growth and our clients’ operations. Certain of our clients may be in industries that have been, or are expected to be, impacted by inflation. If such clients are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our clients’ operating results due to inflation could adversely impact the fair value of those investments. Any deterioration in the quality of our assets could result in future unrealized losses and require increased loan loss reserves and therefore negatively impact our financial condition or results of operations. A meaningful rise in inflation during 2021 and through 2022 prompted the Federal Reserve to sharply increase the federal funds rate during 2022 and 2023 before it decreased the rate at the end of 2024. The Federal Reserve may further raise or lower interest rates in response to economic conditions, particularly inflationary pressures and unemployment statistics. Future changes to the Federal Reserve’s monetary policy and the timing of them are not certain.

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates Newtek Bank earns on loans, securities and other earning assets and (ii) the interest rates Newtek Bank pays on deposits and other borrowings, and its costs of capital. These rates are highly sensitive to many factors, some of which are beyond our control (e.g., general economic conditions, geopolitical events, competition for loans and deposits, and the policies of various governmental and regulatory authorities) and others of which we can influence over time (e.g. the amounts and mix of fixed and variable assets and liabilities and related durations). We are increasingly exposed to varying levels and types of basis risk (e.g., Prime based assets partially funded with SOFR- and/or US Treasury-based liabilities). In periods of rising interest rates, our cost of funds would increase, which could reduce our net interest margin. Further, rising interest rates could also adversely affect our performance if we hold loans with floating interest rates, subject to specified minimum interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income is not increasing in a corresponding manner as a result of such minimum interest rates. Rising interest rates could also cause clients to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans, which could adversely affect our net interest margin, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate loans. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. If the shape of the yield curve continues to twist towards an upward sloping yield curve, our net interest margin could be negatively impacted. Refer to “Item 7, Management Discussion and Analysis of Financial Results” and “Item 7A, Quantitative and Qualitative Disclosures About Market Risk.” For risks related to SBA lending, see “We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.”

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

In addition, concerns regarding the escalation in protectionist policies, including the imposition of punitive tariffs by the United States on foreign made goods, including those imported from China, Canada, Mexico, Russia and the EU among other countries, and the retaliatory tariffs imposed or threatened by China, Canada, Mexico, Russia and the EU on U.S. made products could have a significantly negative impact on global trade and on the economic growth and prosperity of the countries involved. In addition, these tariffs could cause significant economic damage to the specific businesses and industries being targeting with these punitive tariffs, and could in the long run result in higher consumer prices but it could also result in an increase in the cost of manufactured and imported goods. Volatility in exchange rates of the major currencies, including that of China, and the price of crude oil and natural gas and of other commodity prices, among other factors, could adversely impact the financial and credit markets, including the availability of debt and equity capital. Increases in U.S. and global interest rates in response to accelerating economic growth in the United States and in Europe and Asia may also adversely impact credit markets and could make borrowing more costly. Furthermore, many state and local governments in the United States are experiencing, and are expected to continue to experience, severe budgetary strain. One or more states could default on their debt, or one or more significant local governments could default on their debt or seek relief from their debt under the Bankruptcy Code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters, including the recent Los Angeles wild fires, may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

A failure or the perceived risk of a failure to raise the statutory debt limit of the U.S. could have a material adverse effect on our business, financial condition and results of operations.

In recent years, the U.S. government has approached its statutory debt limit, which required specific measures taken by the U.S. Treasury Department to prevent the U.S. government’s default on its payment obligations. In the future, delays to raise or suspend the federal debt ceiling in similar circumstances could have severe repercussions within the United States and to global credit and financial markets and could result in a variety of adverse effects for our business, results of operations, liquidity and financial condition. A default by the United States could result in unprecedented market volatility and illiquidity, heightened operational risks relating to the clearance and settlement of transactions, margin and other disputes with clients and counterparties, an adverse impact to investors including money market funds that invest in U.S. Treasuries, downgrades in the U.S. credit rating, further increases in interest rates and borrowing costs and a recession in the United States or other economies. Continued uncertainty relating to the debt ceiling could result in downgrades of the U.S. credit rating, which could adversely affect market conditions, lead to margin disputes, further increases in interest rates and borrowing costs and necessitate significant operational changes among market participants, including us. A downgrade of the U.S. federal government’s credit rating could also materially and adversely affect the market for repurchase agreements, securities borrowing and lending, and other financings typically collateralized by U.S. Treasury or agency obligations. Further, the fair value, liquidity and credit ratings of securities issued by, or other obligations of, agencies of the U.S. government or related to the U.S. government or its agencies, as well as municipal bonds could be similarly adversely affected. An increasing frequency of government shutdowns, or near shutdowns, in the United States could also lead to uncertainty as to the continued funding of the U.S. government, which could, in turn, adversely affect the credit ratings of the United States and the market for U.S. Treasury or agency obligations. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The commercial lending market and the electronic payment processing market to independent business owners is very competitive and is served by a variety of entities, including commercial banks, savings and loan associations, credit unions, independent finance companies, and nonbank lenders, including financial technology companies. The lending market and the electronic payment processing market to independent business owners are also highly fragmented, with a small number of players capturing large shares of each market and many smaller players competing for the remaining market share. We compete for clients with other financial institutions and various SMB lenders, as well as other sources of funding. Additionally, competition for clients has emerged among alternative investment vehicles, such as collateralize loan obligations (CLOs), some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our clients may intensify. Many of our competitors will be substantially larger and have considerably greater financial and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. Our competitors often seek to provide financing on terms more favorable to independent business owners than we offer. Many of these competitors also have long-standing relationships with independent business owners and may offer other forms of financing that we do not offer. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. Additionally, some of our competitors may also be subject to less burdensome licensing and other regulatory requirements and, as a result, these competitors may have advantages in conducting certain business and providing certain services and may be more aggressive in their loan origination activities. These characteristics could allow our competitors to establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. The introduction of new technologies could dramatically change the competitive environment and require significant changes and costs for us to remain competitive. We may lose clients if we do not match our competitors’ pricing, terms, structure or service. If we are forced to match our competitors’ pricing, terms, structure and service, we may not be able to achieve acceptable returns or may bear substantial risk of capital loss.

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

In the past, we have had a significant amount of indebtedness. If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, more of our cash flow from operations, including dividends our holding company receives from its subsidiaries, would need to be allocated to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to execute our business plans and withstand competitive pressures and could reduce our flexibility in responding to changing business and economic conditions.

Our ability to make payments on our debt, to repay our existing indebtedness when due, and to fund our business, operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. This, to a certain extent, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as utilizing available capital, limiting the origination of loans, selling assets, selling equity or reducing, delaying, or eliminating capital expenditures or returns of capital, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or adversely affect our business and financial results. We also may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.

We may expose ourselves to risks as we engage in hedging transactions.

We use derivatives to hedge interest rate exposure on specific fixed rate loans originated by us or our subsidiaries until such fixed rate loans are sold or securitized. We may continue to enter into such hedging transactions in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will continue to enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our loans. Moreover, as we engage in hedging transactions, we expose ourselves to certain risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of certain of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against interest rate fluctuations affecting the value of securities in our portfolio.

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

Further, pursuant to the Operating Agreement we have made certain commitments to the OCC which requires Newtek Bank to hold capital incremental to the “well capitalized” thresholds under the applicable standards, which could also impact the Company’s ability to invest in and grow assets. From time to time, regulators may implement changes to these capital adequacy and liquidity requirements. If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, our business activities, including lending, and its ability to expand could be limited. It could also result in the Company being required to take steps to increase its regulatory capital that may be dilutive or adverse to stockholders, including limiting the Company’s ability to pay dividends to stockholders or limiting the Company’s ability to invest in assets even if deemed more desirable from a financial and business perspective.

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

Our acquisitions and other strategic transactions may not yield the intended benefits.

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

Any acquisition, disposition or other strategic transaction involve risks and may not be successful, may not benefit our business strategy, may not generate sufficient revenue to offset the associated costs or may not otherwise result in the intended benefits. Additionally, it may take us longer than expected to fully realize the anticipated benefits and synergies of these transactions, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.

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

Finally, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives or whose divestiture are required by regulators. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose us to ongoing obligations and liabilities.

As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025. The divestiture of
NTS may negatively impact the Company’s revenue and income and our ability to effectively manage our information technology systems and infrastructure and cybersecurity risk. See also “ITEM I.C Cybersecurity.”

In addition, pursuant to the terms of Agreement to sell NTS to IPM, we received $4.0 million in cash and 4.0 million shares of a newly created series of IPM non-voting preferred stock, the Series A Non-Voting Common Equivalent Stock (the “Preferred
Stock”). Refer to “Subsequent Events - Sale of NTS.” We currently anticipate retaining the Preferred Stock and our investment in the Preferred Stock will be reflected on our balance sheet and valued on a quarterly basis in accordance with ASC
321, beginning in the first quarter of 2025. IPM common shares have historically been thinly traded and may not be easily sold or exchanged without a significant change in price, which can lead to volatile changes in the market price for IPM common shares. Volatile changes in the market price for IPM common shares could have a material impact on the value of the Preferred
Stock, up or down, as reflected on our balance sheet on a quarter to quarter basis.

Also pursuant to the terms of the Agreement to sell NTS to IPM, we received the right to receive additional cash or shares of IPM in the future, provided that IPM earns certain levels of “Adjusted EBITDA” over a two to three year period following the sale (“IPM Earnout”). We will be required to recognize an estimate of value associated with the IPM Earnout in 2025 and remeasure it value on a recurring basis, which could positively or negatively impact our earnings and further compound the volatility associated with the value of IPM stock referenced above. Additionally, while we are IPM’s largest customer, there can be no assurances that IPM will earn the levels of Adjusted EBITDA. In the event IPM fails to earn such levels, our earnings and capital could be negatively impacted.

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

If our risk management framework does not effectively identify, assess and/or mitigate our risk profile, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business. For example, assessment of our risk profile depends, in part, upon the use of forecasting models. If these models are ineffective at predicting future losses or are otherwise inadequate, we may incur unexpected losses or otherwise be adversely affected. In addition, the information we use may be inaccurate or incomplete, both of which may be difficult to detect and avoid. Inaccuracies in the input data as well as issues with the quality and effectiveness of our data or parameters used in our models may further increase the risks to which we are subject. These risks may be amplified to the extent our models utilize Artificial Intelligence, machine learning or other emerging technologies, to among other things, gather and analyze customer data. Weaknesses or inaccuracies in the algorithms or datasets underlying our models could result in deficient or biased data outputs or other unintended consequences, including ineffective decision making or reporting errors. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated.

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

During 2023 and 2024, we identified and remediated material weaknesses in our internal controls over financial reporting which, if not remediated, could have adversely affected our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our Company and, as a result, the value of our common stock.

We have assessed the effectiveness of our internal controls over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, we concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2023, as a result of the material weaknesses described in “Item 9A. Controls and Procedures,” herein. During 2024, we took actions to enhance our internal controls over financial reporting relating to the material weaknesses identified as of December 31, 2023, and have remediated each of the material weaknesses as set forth in “Item 9A. Controls and Procedures.” We can give no assurance that additional material weaknesses or significant deficiencies in our internal controls over financial reporting will not be identified in the future. A failure by us to timely and effectively remediate any future material weaknesses or significant deficiencies in our internal controls could prevent us from accurately and timely reporting our financial results and could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The proprietary software and trademarks essential to our business, including NewTracker(R) and Newtek Advantage(R), and that of our subsidiaries, is owned by us and made available to them for their use. Our future success and competitive position will depend in part upon our ability to maintain and protect proprietary technology used in our products and services. We will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate our intellectual property, and disputes as to ownership of intellectual property may arise. We may, from time to time, be required to institute litigation to enforce the patents, copyrights or other intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources.

The development and use of Artificial Intelligence (“AI”) present risks and challenges that may adversely impact our business.

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
RISKS RELATED TO SBA LENDING

Changes to the SBA 7(a) Program can negatively impact our SBA 7(a) loan origination volume.

Changes to the SBA 7(a) Program, including revisions to SBA Standard Operating Procedures (“SOP”), may negatively impact, among other things, the volume of SBA 7(a) loans originated by PLP lenders, including Newtek Bank, which could have an adverse impact on the Company’s business, financial condition and/or operating results.

There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.

Newtek Bank has been granted an SBA 7(a) lending license and PLP status, which allows it to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status allows Newtek Bank to expedite loans since they are not required to present applications to the SBA for concurrent review and approval. There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license. The loss Newtek Bank’s SBA 7(a) lending license would negatively impact our results of operations.

Further, there can be no assurance that Newtek Bank will be able to maintain its status as a PLP. Newtek Bank’s loss of PLP status would adversely impact our marketing efforts and ultimately loan origination volume which would negatively impact our results of operations.

NSBF will remain subject to SBA regulation as it winds down its operations.

As a result of the Acquisition, all SBA 7(a) loan originations were transitioned to Newtek Bank in April 2023, and NSBF has ceased origination of SBA 7(a) loans, relinquished its PLP status and is winding-down its operations. During this wind down process, NSBF is required to continue to own the SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF is required to continue to service and liquidate its SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans, pursuant to an SBA approved lender service provider agreement with SBL. During the wind down process NSBF is required to maintain minimum capital requirements established by the SBA, required to maintain certain amounts of restricted cash available to meet any obligations to the SBA, has restrictions on its ability to make dividends and distributions to its parent, and remains liable to SBA for post-purchase denials and repairs, from the proceeds generated by NSBF’s SBA loan portfolio. Any post-purchase denials and repairs demands on NSBF could negatively impact our results of operations. In addition, the Company has agreed to guarantee NSBF’s obligations to the SBA and has deposited $10.0 million at Newtek Bank to secure NSBF’s potential obligations to the SBA.

We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.

The SBA regulates an SBA lender’s, including Newtek Bank’s, participation in the secondary market for sales of the guaranteed portions of SBA 7(a) loans. The SBA secondary market consists of the sale of certificates, representing either a fractional undivided interest in some or all of the guaranteed portion of an individual SBA 7(a) guaranteed loan or a fractional undivided interest in a pool consisting of the SBA guaranteed portions of a number of 7(a) guaranteed loans. For example, when a lender such as Newtek Bank sells the guaranteed portion of a SBA 7(a) loan in the secondary market, the lender must perform all necessary servicing and liquidation actions for such loan even after SBA has purchased the guaranteed portion of such loan from a purchaser of a guaranteed portion, i.e., a registered holder. In the event that SBA purchases a guaranteed portion of such a loan from the registered holder, the lender must provide SBA with a loan status report within 15 business days of such purchase. This report typically includes, but is not limited to, a status report on the borrower and current condition of the collateral, plans for any type of loan workout or loan restructuring, existing liquidation activities including the sale of loan collateral, or the status of ongoing foreclosure proceedings. Moreover, the lender is required to provide documentation that SBA deems sufficient to be able to review the lender’s administration of the SBA 7(a) loan under the SBA Loan Program Requirements. Newtek Bank’s failure to provide sufficient documentation may constitute a material failure to comply with SBA Loan Program Requirements, and may lead to initiation of an action for recovery from Newtek Bank of all or some of the moneys SBA paid to a registered holder on a guarantee. SBA also has the ability evaluate Newtek Bank’s continued participation in the secondary market and may restrict further sale of guaranteed portions into the secondary market until SBA determines that Newtek Bank has provided sufficient documentation for purchases.

Newtek Bank generally sells the guaranteed portion of SBA loans in the secondary market. Such sales have resulted in our earning premiums and creating a stream of servicing income. Sale prices for guaranteed portions of SBA 7(a) loans can be negatively impacted by market conditions, in particular a higher interest rate environment, which can lead to higher prepayments during the period, resulting in lower sale prices in the secondary market. A reduction in the price of guaranteed SBA 7(a) loans could negatively impact our business. Moreover, there can be no assurance that we will be able to continue originating these loans, or that a secondary market will exist for, that we will continue to realize premiums upon the sale of the guaranteed portions of the SBA 7(a) loans, that Newtek Bank will continue to sell the guaranteed portions of the SBA 7(a) loans or that the SBA will not place constraints on Newtek Bank’s ability to access the secondary market. We may hold the guaranteed portions of the SBA 7(a) loans for longer periods, which may reduce or delay any future sales of guaranteed SBA 7(a) and related premiums, which could reduce or delay future investment in new assets, adversely impact liquidity and capital, and produce lower returns.

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

If we fail to comply with certain of the SBA’s regulations in connection with the origination, servicing, or liquidation of an SBA 7(a) loan, the SBA may be released from liability on its guaranty of a 7(a) loan, and may refuse to honor a guaranty purchase request in full (referred to by SBA as a “denial”) or in part (referred to by SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or part, would be transferred to NSBF or Newtek Bank. In addition, the growth in the number of loans made by Newtek Bank, changes in SBA regulations and economic factors may adversely impact our current repair and denial rate. In connection with NSBF’s 2018 examination by the SBA, NSBF entered into a voluntary agreement with the SBA pursuant to which NSBF established a segregated restricted cash account in the amount of $10.0 million to account for potential post-purchase repairs and denials of guaranteed portions of SBA 7(a) loans, and take certain actions to demonstrate the sufficiency of NSBF’s liquidity and establish certain additional reporting and compliance procedures. In addition, if we fail to comply with SBA Loan Program Requirements in connection with the origination and servicing of SBA 7(a) loans, the SBA could restrict, in whole or part, our ability to sell the guaranteed portions of the SBA 7(a) loans in the secondary market, which could negatively impact our future results of operations.

Curtailment of the government-guaranteed loan programs could adversely affect our results of operations.

Although the SBA 7(a) Program has been in existence since 1953, there can be no assurance that the federal government will maintain the SBA 7(a) Program or the SBA 504 loan program, or that it will continue to guarantee loans at current levels. Furthermore, in an effort to support our communities during the pandemic, we participated in the PPP under the CARES Act whereby we made loans to small businesses and those loans are subject to the regulatory requirements that require forbearance of loan payments for a specified time or limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we may be at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. If we cannot continue originating and selling government-guaranteed loans, we will generate fewer origination fees and our ability to generate gains on the sale of loans will decrease. From time-to-time, the government agencies that guarantee these loans reach their internal budgeted limits and cease to guarantee loans for a stated time period. In addition, these agencies may change their rules for extending loans. Also, Congress may adopt legislation that would have the effect of discontinuing or changing the SBA’s programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. If these changes occur, the volume of loans to SMBs and industrial borrowers of the types that now qualify for government-guaranteed loans could decline, as could the profitability of these loans.

Our loans under the SBA 7(a) Program involve a high risk of default and such default could adversely impact our results of operations.

Loans to small businesses involve a high risk of default. Such loans are generally not rated by any statistical rating organization. Small businesses usually have smaller product lines and market shares than larger companies and therefore may be more vulnerable to competition and general economic conditions. These businesses’ success typically depends on their management talents and efforts of one person or a small group of persons whose death, disability or resignation would adversely affect the business. Because these businesses frequently have highly leveraged capital structures, reduced cash flow resulting from economic downturns can severely impact the businesses’ ability to meet their obligations, which could impact our results of operations. The unguaranteed portions of SBA 7(a) loans to be retained by us do not benefit directly from any SBA guarantees; in an event of default, however, we and the SBA typically cooperate in collateral foreclosure or other work-out efforts and share in any resulting collections.

The loans we make under the SBA 7(a) Program face competition.

There are a large number of banks and several non-bank lenders that participate in the SBA 7(a) Program. All of these participants compete for the business of eligible borrowers. Accordingly, we may be at a competitive disadvantage with regard to other lenders or financial institutions that may be able to achieve greater leverage at a lower cost.

A governmental failure to fund the SBA could adversely affect Newtek Bank’s SBA 7(a) loan originations and our results of operations.

We are dependent upon the Federal government to maintain the SBA 7(a) Program. Newtek Bank’s lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for this program. In October 2013, Congress failed to approve a budget, which, in turn, eliminated availability of funds for the SBA 7(a) program. At the time, the government shutdown affected SBA 7(a) lenders’ ability to originate SBA 7(a) loans. More recently, the government shut down in January 2018 due to a lapse in appropriations, and the SBA closed all non-disaster related programs and activities, including the SBA 7(a) program. The government could again fail to fund the SBA which would affect Newtek Bank’s ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. Any failure to fund the SBA could adversely affect Newtek Bank’s SBA 7(a) loan originations and our results of operations.

We could be adversely affected by weakness in the residential housing and CRE markets.

Weakness in residential home and CRE values could impair our ability to collect on defaulted loans, as real estate is pledged in many of our loans as part of the collateral package. Weakness in real estate markets could result in higher net charge-offs, nonperforming assets, provision for credit losses, and losses on loans accounted for at fair value in addition to delayed and/or lower reinvestment of proceeds into earning assets or repayment of debt or other obligations.

RISKS RELATED TO PAYMENT PROCESSING

We could be adversely affected if any bank sponsorship is terminated.

Newtek Merchant Solutions (NMS) relies on bank sponsorships for payment processing. Because NMS is not a bank, it is unable to belong to and directly access the Visa® and Mastercard® bankcard associations. The Visa and Mastercard operating regulations require NMS to be sponsored by a bank in order to process bankcard transactions. NMS is currently sponsored by two banks. If either of the sponsorships is terminated, and NMS is not able to secure or transfer the respective merchant portfolio to a new bank sponsor or sponsors, the business, financial condition, results of operations and cash flows of the electronic payment processing business could be materially adversely affected. If both the sponsorships are terminated and NMS is unable to secure a bank sponsor for the merchant portfolios, it will not be able to process bankcard transactions for the affected portfolios. Consequently, the loss of both of NMS’ sponsorships would have a material adverse effect on our business. Furthermore, NMS’ agreements with sponsoring banks gives the sponsoring banks substantial discretion in approving certain elements of its business practices, including its solicitation, application and qualification procedures for merchants, the terms of their agreements with merchants, the processing fees that they charge, their customer service levels and its use of independent sales organizations and independent sales agents. We cannot guarantee that NMS’ sponsoring banks’ actions under these agreements would not be detrimental to us.

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

Substantially all of the transactions NMS processes involve Visa or Mastercard. If NMS, its bank sponsors or its processors fail to comply with the applicable requirements of the Visa® and Mastercard® bankcard associations, Visa or Mastercard could suspend or terminate its registration. The termination of NMS’ registration or any changes in the Visa or Mastercard rules that would impair its registration could require it to stop providing payment processing services, which would have a material adverse effect on its business and could be detrimental to us.

On occasion, NMS experiences increases in interchange and sponsorship fees. If it cannot pass along these increases to its merchants, its profit margins will be reduced.

NMS pays interchange fees or assessments to bankcard associations for each transaction it processes using their credit and debit cards. From time to time, the bankcard associations increase the interchange fees that they charge processors and the sponsoring banks, which generally pass on such increases to NMS. From time to time, the sponsoring banks increase their fees as well. If NMS is not able to pass these fee increases along to merchants through corresponding increases in its processing fees, its profit margins in this line of business will be reduced.

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

Various agencies, particularly the Federal Trade Commission (“FTC”), have within the past few years attempted to pressure merchants to discontinue or modify various sales or other practices. As a part of the payment processing industry, processors such as NMS could experience pressure and/or litigation aimed at restricting access to credit card sales by such merchants. These efforts could cause an increase in the cost to NMS of doing business or otherwise make its business less profitable and may subject NMS to assess penalties for not taking actions deemed sufficiently aggressive to limit such practices. As a result of a litigation brought by the FTC in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices. NMS’s failure to comply with the terms of the permanent injunction could result in FTC seeking penalties against NMS and/or negatively impact NMS’ ability to conduct its business.

Increased regulatory focus on the payments industry may result in costly new compliance burdens on NMS’ clients and on NMS itself, leading to increased costs and decreased payments volume and revenues.

Regulation of the payments industry has increased significantly in recent years, with regulations covering privacy, data security, anti-money laundering and money transfer rules at both the state and federal level. Complying with these and other regulations increases costs and can reduce revenue opportunities. Similarly, the impact of such regulations on clients may reduce the volume of payments processed. Moreover, such regulations can limit the types of products and services that are offered. Any of these occurrences can materially and adversely affect NMS’ business, prospects for future growth, financial condition and results of operations.

If NMS is suspected of violating government statutes, governmental agencies may formally investigate NMS. As a result of such a formal investigation, criminal or civil charges could be filed against NMS and it could be required to pay significant fines or penalties in connection with such investigation or other governmental investigations. Any criminal or civil charges by a governmental agency, including any fines or penalties, could materially harm NMS’ business, results of operations, financial position and cash flows. Currently, NMS is operating under an order for injunctive relief it voluntarily entered into with the FTC.

ADDITIONAL RISKS RELATED TO NEWTEK BANK
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

Many of our loan products are unsecured obligations of borrowers, and they are not secured by any collateral. None of the non-SBA loans facilitated on our platform are guaranteed or insured by any third party or backed by any governmental authority in any way. We are the loan servicer for all non-SBA loans supporting notes, all certificates and certain secured borrowings, and we are the loan servicer for most, though not all, loans sold as whole loans. The ability to collect on the loans is dependent on the borrower’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including bankruptcy or the economic and/or social factors. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Accordingly, we are limited in our ability to collect loans.

In addition, because our servicing fees depend on the collectability of the loans, if we experience a significant increase in the number of delinquent or charged-off loans we will be unable to collect our entire servicing fee for such loans and our revenue could be adversely affected.
RISKS RELATED TO PAYROLL PROCESSING

Newtek Payroll and Benefit Solutions (“PMT”) is subject to risks surrounding Automated Clearing House (“ACH”) payments.

PMT provides payroll and benefit solutions services. Credit risk in ACH payments arises when a party to a contract fails to deposit funds required to settle the contract. This can occur if a client of PMT suffers losses, enters into bankruptcy or defrauds PMT. In such an event, PMT could bear the financial burden of settling the customer’s contract.

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
RISKS RELATED TO OUR CAPCO BUSINESS

The Capco programs and the tax credits they provided were created by state legislation and implemented through regulation, and such laws and rules are subject to possible action to repeal or retroactively revise the programs for political, economic or other reasons. Such an attempted repeal or revision would create substantial difficulty for the Capco programs and could, if ultimately successful, cause us material financial harm.

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
RISKS RELATED TO OUR SECURITIES
Future issuances of our common stock or other securities, including preferred shares, may dilute the per share book value of our common stock or have other adverse consequences to our common shareholders.

Our Board has the authority, without the action or vote of our shareholders but subject to applicable exchange listing rules, to issue all or part of the approximately 173,709,332 authorized but unissued shares of our common stock. Our business strategy relies in part upon the originations of loans using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future pursuant to the 2023 Stock Incentive Plan, which has reserved a maximum of 3,000,000 shares of common stock for issuance to our employees and directors, and 2,420,966 shares of common stock remain available for issuance as of December 31, 2024.

We may also issue additional securities, through public or private offerings, in order to raise capital. Future issuances of our common stock will dilute the percentage of ownership interest of current shareholders and could decrease the per share book value of our common stock.

Pursuant to our amended and restated charter, our Board is authorized to classify any unissued shares of stock and reclassify any previously classified but unissued shares of stock of any class or series from time to time, into one or more classes or series of stock, including preferred stock. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred shareholders could have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common shareholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease, and shareholders may experience dilution.

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

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders.

RISKS RELATED TO OUR OUTSTANDING INDEBTEDNESS

We are subject to 150% asset coverage requirements due to covenants contained in certain of our outstanding debt.
Certain of our outstanding debt include covenants requiring us to comply with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether we are subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the Notes and the Trustee if we should no longer be subject to the reporting requirements under the Exchange Act. As a result, we are subject to 150% asset coverage requirements under the 1940 Act even though we are not regulated as a BDC.

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

Our business operations and our subsidiaries’ business operations rely upon secure information technology systems for data processing, storage and reporting. Such information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition. For example, we collect and store sensitive data about borrowers, merchants and cardholders, and we collect and store sensitive employee and payroll data. If anyone penetrates our network security or otherwise misappropriates sensitive customer, merchant or cardholder data, we could be subject to liability or business interruption.

In addition, our business operations involve the storage and transmission of Company, customer and employee proprietary information. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct operations. Our technologies, systems and networks may become the target of criminal cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of us or third parties with whom we deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. In the event of any breach of any third-party data processors’ system, we may also be subject to class action lawsuits or other liability. SMBs are less prepared for the complexities of safeguarding cardholder data than their larger counterparts. In the event of noncompliance by a customer or other third-party of data safety and data privacy laws and regulations, we could face fines from governmental or non-governmental agencies. Further, the use of AI by cybercriminals may increase the frequency and severity of cyber-attacks against us or our third-party vendors and clients. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure.

Although we believe we and our IT providers employ security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures designed to assure the security of our and our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our and our IT provider’s security measures are breached as a result of third-party action, employee error or otherwise, and as a result our or our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

Additionally, the increased use of mobile and cloud technologies due to the increased amount of remote work could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable.

Prior to the January 2025 divestiture of NTS to IPM, we relied on our subsidiary NTS to manage our IT, including software, hardware and cybersecurity. In connection with the sale of NTS to IPM, we entered into an agreement for IPM to continue to manage the Company’s IT. There can be no assurance that IPM will continue to provide the Company with the same level of service or cybersecurity as a third-party provider that NTS provided as a wholly owned subsidiary.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above. Any failure or interruption of the systems we rely on, including as a result of the termination of an agreement with any such third party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to make distributions to our shareholders.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. For example, the SEC enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on annual basis material information regarding their cybersecurity risk management, strategy, and governance. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We and our service providers continue to be impacted by the increase in remote work. Policies of extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.

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
•changes, or perceived changes, in the value of our loan portfolios;
•departures of key Company personnel;
•operating performance of companies comparable to us; or
•general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We may experience fluctuations in our quarterly and annual results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make loans that meet our investment criteria, the default rate of such loans, the level of dividend, interest and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department.Significant changes to the existing U.S. tax rules have been enacted in recent years, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We are subject to risks related to corporate social responsibility.

Our business may continue to face increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We may risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Views about ESG are diverse, dynamic and rapidly changing, with a number of competing constituencies, and there has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches regarding ESG and diversity, equity and inclusion issues. Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders. If our ESG practices, oversight and disclosures were perceived to be inadequate or inappropriate by governmental officials, supervisory authorities, investors, customers or other constituencies with the ability to affect our business and financial results, we could suffer reputational damage, a loss of customer and investor confidence, increased litigation risk and regulatory scrutiny, and adverse effects on our results of operations and prospects.
The effect of global climate change may impact our operations and the operations of our subsidiaries and clients.

Climate change is widely considered to be a significant threat to the global economy. Climate change creates physical and financial risk and we, our subsidiaries or our clients may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our subsidiaries or clients if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our subsidiaries’ or clients’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Governments and policymakers at the federal, state and international levels are increasingly focused on climate change and related environmental, social and governance issues, and the potential for climate-related risks to impact the safety and soundness of large financial institutions. For example, in March 2024, the SEC finalized a rule requiring certain public issuers to provide certain climate-related disclosures in their SEC filings beginning in 2026 with respect to fiscal year 2025; however, the rule is currently stayed by the SEC pending the completion of judicial review of litigation challenging the rule. The risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data. We, our subsidiaries or our clients may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

NewtekOne maintains a Risk Management framework to identify, measure, mitigate, monitor and report material risks to the Risk Committee of our Board. Our Risk Management process includes participation by our senior management and employees across NewtekOne and its consolidated subsidiaries and is overseen by our Chief Risk Officer who reports to the Risk Committee and our CEO. The Risk Committee sets the risk appetite across NewtekOne while the executive leadership team and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Cybersecurity has been identified among the material risks in our business and the following approach has been developed to address cybersecurity.

We and NTS, and NTS’s successor, IPM, which manages our IT infrastructure and cybersecurity under the direction of our CTO, have developed an enterprise-wide cybersecurity risk management system and strategy to safeguard our assets and operations, including the protection of the confidentiality of nonpublic, sensitive personal and business information and the integrity and security of our information systems, as follows:

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

Engagement of Assessors, Consultants, and Auditors:

1.Internal Expertise: Our CTO is responsible for overseeing the Company’s IT infrastructure and cybersecurity and reports to our executive management team and the Technology Steering Committee of our Board.
2.External Expertise: We recognize the value of external expertise in assessing and enhancing our cybersecurity posture. Historically, the Company’s subsidiary NTS and its team of professionals, including NTS’ Chief Information Security Officer (“CISO”), who currently serves as our CISO, and CTO, and their team of professionals, have managed the Company’s IT infrastructure, including our dedicated server hosting, managed cybersecurity, backup and disaster recovery, and other related services. As of the January 2, 2025, close of our divestiture of NTS to IPM, we and IPM entered into a Master Services Agreement pursuant to which IPM provides us with the same services NTS provided to the Company prior to the divestiture. Our CTO is responsible for overseeing IPM’s provision of the managed technology services, including cybersecurity, to NewtekOne. In addition, we engage assessors, consultants, auditors, and other third-party experts with specialized knowledge in cybersecurity. These external stakeholders conduct independent assessments, penetration testing, vulnerability scans, and audits to evaluate the effectiveness of our cybersecurity controls and identify areas for improvement.
3.Continuous Improvement: The insights and recommendations provided by external assessors and consultants inform our ongoing efforts to strengthen our cybersecurity defenses. We prioritize the implementation of their recommendations, ensuring that our cybersecurity measures remain robust and adaptive to evolving threats.

Oversight of Third-Party Service Providers:

Our management is actively engaged in overseeing our third-party service providers. Our Enterprise Third Party Risk Management (TPRM) Policy establishes requirements and practices used to oversee and manage the activities of third parties with whom we have a relationship, under which we identify, measure, monitor, and manage third-party risk (including information cybersecurity risks) in alignment with our strategic objectives and in compliance with applicable law. Any identified threats, vulnerabilities, or cybersecurity incidents are addressed as appropriate through our CTO, CISO and IPM.

Governance

Our Board oversees material risks facing the Company. For some categories of risk, the Board has empowered committees to provide more focused oversight. In the case of cybersecurity and technology risk, in 2024 the Board formed the Technology Steering Committee which has that responsibility.

The Technology Steering Committee is informed of risks from cybersecurity threats through regular reports from the Company’s management, including our CTO. Our CTO and the CISO, who is employed by IPM, oversee our cybersecurity risk management program. The CISO is chiefly responsible for developing, maintaining, and enforcing cybersecurity and cyber risk-related policies; ensuring the Company and its subsidiaries satisfy requirements of relevant regulations, industry standards, and third-party risk assessment requirements; keeping abreast of developing security threats, and helping both the Board and the Technology Steering Committee understand potential security problems that might arise from the changing threat landscape; and overseeing and implementing regular security awareness training of all employees on cybersecurity, and supporting effective communication with users to limit security vulnerabilities. The CISO regularly reports to our CTO who reports to the Technology Steering Committee on a quarterly and more frequently as needed, on the state of our cybersecurity risk management program and provides updates on cybersecurity matters.

The Technology Steering Committee also receives regular reports on how management identifies, assesses, and manages cybersecurity and broader technology risks. The Technology Steering Committee reviews these reports and discusses them with management. The Technology Steering Committee reports to the full Board on key aspects of management’s presentations on cybersecurity and broader technology risks. All members of the Board have access to written cybersecurity reports that are provided to the Technology Steering Committee.

While our Board and Technology Steering Committee oversee cybersecurity and technology risk, our senior leadership is responsible for identifying, assessing, and managing our exposure to risks from cybersecurity threats. Accountability of our cybersecurity program is housed within IPM, with oversight by our CTO. Reporting to our CTO is the CISO, the individual who provides day-to-day oversight of our cybersecurity program. Our CISO is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity threats. Our CISO oversees a team that regularly communicates with respect to the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The CISO’s team consists of individuals that have knowledge, skills and expertise to respond to a cybersecurity incident. Our CISO coordinates with the CTO, who coordinates with the Company’s and our subsidiaries’ executive officers relating to potentially material cybersecurity incidents and regularly discusses with the Technology Steering Committee the effectiveness of the Company’s technology security, capabilities for disaster recovery, data protection, cyber threat detection and cyber incident response and management of technology-related compliance risks.

Our CISO is a Certified Information System Security Professional (CISSP) with decades of experience with technology in security, architecture, infrastructure and support in the financial, education, healthcare and verticals. He is a results driven leader who has managed multimillion dollar projects and solutions to successful completion. Our CTO has over 25 years of experience in enterprise technology solutions, with expertise in managed services, private cloud, service operations, and security. He is committed to driving reliability of services while prioritizing robust security measures.

ITEM 2. PROPERTIES.
We conduct our principal business activities in facilities leased from unrelated parties at market rates. Our headquarters are located in Boca Raton, Florida. Our operating subsidiaries have properties which are material to the conduct of their business as noted below. In addition, our Capcos maintain offices in each of the states in which they operate.
Below is a list of our leased offices and space as of December 31, 2024, which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

4800 T Rex Avenue Boca Raton, FL 33431	April 2026	Corporate headquarters, lending operations and subsidiaries’ offices	7,800
1981 Marcus Avenue Lake Success, NY 11042	April 2027	Newtek Bank, lending operations, corporate operations, NY Capco offices and subsidiaries’ offices	44,800
1985 Marcus Avenue Lake Success, NY 11042	April 2027	Newtek Bank and lending operations	7,300
200 and 250 South Orange Avenue, Orlando, FL 32801	February 2030	Lending operations	5,800
1111 Brickell Avenue, Suite 135 Miami, Florida 33131	February 2027	Main office Newtek Bank	1,800
Wilmington, NC	October 2027	Newtek Bank operations	3,000

ITEM 3. LEGAL PROCEEDINGS.

Refer to “NOTE 15—COMMITMENTS AND CONTINGENCIES” within the accompanying Notes to the Consolidated Financial Statements, which is incorporated by reference herein. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “NEWT.” The last reported price for our common stock on March 14, 2025 was $12.20 per share.
Holders
As of March 14, 2025, there were approximately 85 holders of record of our common stock.

Sales of Unregistered Securities

We previously issued shares of common stock that are not subject to the registration requirements of the Securities Act in connection with the DRIP. On December 8, 2023, the Company terminated the DRIP; therefore, during the year ended December 31, 2024 we issued no shares related to the DRIP. During the year ended December 31, 2023 we issued 15,700 shares of common stock valued at $0.2 million to shareholders in connection with the DRIP.

Issuer Purchases of Equity Securities

On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the following twelve months. From November 1, 2024 through December 31 2024, the company purchased 30 thousand shares at an average price of $13.35 per share for $402 thousand in proceeds.

Dividends

The Company declared common dividends of $0.19 per share for the first, second, third and fourth quarters of 2024 and $0.18 per share for the first, second, third and fourth quarters of 2023. The Company’s ability to continue to pay common stock dividends is subject to, among other things, Board approval and limitations on capital distributions in the event of a breach of any regulatory capital buffers, with the degree of such restrictions based on the extent to which the buffers are breached.

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

The following table summarizes our dividend declarations and distributions from January 1, 2022 through December 31, 2022, after which the Company no longer operates as a RIC:

Record Date	Payment Date	Distribution Declared
March 21, 2022	March 31, 2022	$0.65
June 20, 2022	June 30, 2022	$0.75
September 20, 2022	September 30, 2022	$0.65
December 20, 2022	December 30, 2022	$0.70

The Company has a stock-based compensation plan as discussed in NOTE 20—BENEFIT PLANS. Securities authorized for issuance under equity compensation plans as of December 31, 2024:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	None	1,744,067 shares
Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2019 through December 31, 2024. The graph assumes that, on January 1, 2020, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
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

Executive Overview

We are a financial holding company owning a branchless OCC nationally chartered bank. In 2023, we converted to a financial holding company from a BDC and a non-bank lender (see below). Our target market is owners and prospective owners of SMBs and our services are offered online and in some cases delivered and fulfilled by our staff via video and voice calls. We offer lending products, FDIC insured deposit products and services, payments processing, payroll services and insurance brokerage services. We source our business through our alliance partner network and our marketing database, which is facilitated through our NewTracker® platform. Our loan products include SBA 7(a), ALP, SBA 504, and traditional C&I and CRE bank loans. Our deposit products primarily include consumer high yield savings accounts, high yield certificates of deposit, zero-fee business checking, and business money market accounts. We offer business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market.

Our process to extend credit to borrowers begins with technology but finishes with credit committee approval. We record CECL reserves on loans held for investment at amortized cost, which for unguaranteed SBA 7(a) loans exceeds 6%. For SBA7(a) loans, we hold the unguaranteed portion and sell the portion guaranteed by the SBA for premiums that typically exceed 10%, depending on loan characteristics and market conditions. Unlike traditional financial and bank holding companies, the majority of our income is driven and influenced by noninterest income, specifically gains on sales and market value adjustments on loans. We sell certain loans servicing retained, in which case we record a servicing asset that increases our gain on sale and provides a stream of future income to the extent the loan balance continues to be outstanding.

We fund our activities at Newtek Bank primarily through the aforementioned deposit products. We offer loans outside of our bank (primarily ALP loans) that are initially funded with lines of credit and hedged until a sufficient volume is attained at which time the loans are securitized. We are required by law to hold risk retention in securitization transactions, and the majority of our interests in securitizations are designed to absorb first loss on the loans held in the securitization trusts. Historically, we have participated in joint ventures as additional sources of funding and risk diversification for our ALP loans, and these joint ventures have also securitized their loans. We have also continued to actively issue bonds in the public and private capital markets.

We are subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. In addition Newtek Bank is regulated by the OCC and we are required to follow SBA rules and guidelines in the origination and servicing of our SBA loans. Complying with this level of regulation requires investments in technology and process and personnel costs.

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank and has become our wholly owned bank subsidiary. As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following former portfolio companies and subsidiaries are consolidated non-bank subsidiaries in our financial statements as of December 31, 2024: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; NALH; NCL; NTS and POS. In addition, as a result of commitments made to the Federal Reserve, we divested of NTS on January 2, 2025, and, as a result, the Company has reported NTS as Held for Sale as of December 31, 2024. See “Item 1A. Risk Factors – Risks Related to Operation as a Financial Holding Company – We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.” See NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

On April 13, 2023, the Company, NSBF and the SBA entered into the Wind-down Agreement, pursuant to which NSBF is winding-down its operations and NSBF’s SBA 7(a) pipeline of new loans was transitioned to Newtek Bank. During this wind-down process, NSBF continues to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. SBL is servicing and liquidating NSBF’s SBA loan portfolio pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF is subject to minimum capital requirements established by the SBA, required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, has restrictions on its ability to make dividends and distributions to the Company, and remains liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed certain of NSBF’s obligations to the SBA and has funded a $10.0 million account at Newtek Bank to secure these potential obligations.

Historical Business Regulation and Taxation

Prior to January 6, 2023, we operated as an internally managed non-diversified closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. As a BDC under the 1940 Act we were not permitted to acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets, and we were not permitted to issue senior securities unless the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, was at least 150%. As of December 31 2022, our asset coverage was 169%. Although we are no longer regulated as a BDC, certain covenants in our outstanding 2026 Notes require us to maintain an asset coverage of at least 150% as long as the 2026 Notes are outstanding. See “Item 1A. Risk Factors – Risks Related to our Outstanding Indebtedness – We are subject to 150% asset coverage requirements due to covenants contained in certain of our outstanding debt.”

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
Additionally, we and our subsidiaries have historically provided a wide range of business and financial solutions to independent business owner relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans and our ALP loans, Electronic Payment Processing, Managed Technology Solutions, Accounts Receivable and Inventory Financing, personal and commercial lines Insurance Services, and Payroll and Benefits Solutions to independent business owner relationships nationwide across all industries. With the divestiture of NTS, we will no longer provide Managed Technology Solutions to our clients, however, we anticipate referring our clients to IPM for its offering of Managed Technology Solutions, and earning a finders fee pursuant to a referral promotion agreement. We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined independent business owners (SMBs) as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 34 million businesses in the United States. We have historically made loans and provided business and financial solutions to the SMB market through NSBF and our controlled portfolio companies (now subsidiaries). In addition, we have begun to offer the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, we believe the Newtek Advantage provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for PMT clients to make payroll directly from the Newtek Advantage business portal.

Following the Acquisition, there can be no assurance regarding our continued lending prospects or operations as a financial holding company. See “Item 1A. Risk Factors – Risks Related to Operation as a Financial Holding Company – We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.”

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

Newtek Bank is a national bank and nationally licensed SBA lender under the SBA 7(a) Program, and originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows Newtek Bank to expedite the origination of loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See “Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.” and “Item 1A. Risk Factors - Risks Related to SBA Lending - A governmental failure to fund the SBA could adversely affect Newtek Bank’s SBA 7(a) loan originations and our results of operations.”

Economic Developments

We have observed and continue to observe commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions. Additionally geopolitical events, such as trade disruptions, tariffs, the ongoing war between Russia and Ukraine, conflict in the Middle East, rising tensions in Asia, and elements of political, economic and financial market instability in the United States, the United Kingdom, the European Union and China have led to increased economic uncertainty. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the businesses and industries in which we and our customers operate and to which we lend to could experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. While we are not seeing signs of an overall, broad deterioration in the economy at this time, there can be no assurance that the performance of certain of our subsidiaries and our current and prospective borrowers will not be negatively impacted by economic conditions, which could have a negative impact on our future results.

Income

For the fiscal year ended December 31, 2024, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, technology and IT support income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the fiscal year ended December 31, 2024, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned and then securitized by NCL JV and TSO JV. These recurring fees are are outlined in servicing agreements and were recorded when earned. In addition, we generated revenue in the form of loan origination fees (packaging and legal fees) as well as loan prepayment and late fees. We recorded such fees related to loans held for sale as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

We recognized realized gains or losses on loans based on the difference between (1) the net proceeds from the disposition and any servicing assets recognized and (2) the cost basis of the loan without regard to unrealized gains or losses previously recognized. We recorded current period changes in fair value of loans and assets that were measured at fair value as a component of the net change in unrealized appreciation (depreciation) on the loans or servicing assets, as appropriate, as well as amortization and impairment, if any, of LCM servicing rights in the consolidated statements of operations.

Expenses

For the fiscal year ended December 31, 2024, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, technology services expense, loan origination and servicing expenses, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

The Company’s Alternative Lending Program (ALP)

The Company has originated loans under its ALP since 2019. These loans have terms between 10 and 25 years, bear fixed interest rates that reset every five years, and have prepayment penalties. The criteria evaluated in underwriting ALP loans and the terms of these loans have been generally consistent over the ALP’s existence. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell the loans to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, we made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor. The Company could also originate ALP loans designated as HFI. The Company does not expect any significant changes to the underwriting or terms of loans in its ALP.

NCL JV: In 2019, we launched a 50/50 joint venture, NCL JV, between NCL, a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided ALP loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed an ALP loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of NCL as of December 31, 2024.

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, governed by the Amended and Restated Limited Partnership Agreement for the TSO JV. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. The TSO JV intends to deploy capital over the course of time with additional leverage supported by a warehouse line of credit for the purpose of investing in ALP loans made to middle-market companies as well as small businesses. TSO JV began making investments in ALP loans during the fourth quarter of 2022 and on July 23, 2024, closed a securitization backed by Company originated ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes (collectively, the “TSO Notes”) issued by NALP Business Loan Trust 2024-1. The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively. TSO JV ceased investing in new ALP loans in July 2024. Refer to NOTE 4—INVESTMENTS for selected financial information and a schedule of investments of TSO JV as of December 31, 2024.

Discussion and Analysis of Financial Condition

December 31, 2024 vs. December 31, 2023

ASSETS

Total assets at December 31, 2024 were $2.1 billion, an increase of $630.4 million, or 44.1%, compared to total assets of $1.4 billion at December 31, 2023. As of December 31, 2024, the Company held the assets and liabilities of NTS for sale. Refer to NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

Loans

	December 31, 2024	December 31, 2023	Change
Loans held for sale, at fair value	$372,286	$118,867	$253,419
Loans held for sale, at LCM	58,803	56,607	2,196
Loans held for investment, at fair value	369,746	469,801	(100,055)
Loans held for investment, at amortized cost, net of deferred fees and costs	621,651	336,305	285,346
Allowance for credit losses	(30,233)	(12,574)	(17,659)
Loans held for investment, at amortized cost, net	591,418	323,731	267,687
Total Loans	$1,392,253	$969,006	$423,247

Loans held for sale

Loans HFS, at fair value increased $253.4 million during the year ended December 31, 2024. The overall increase was primarily the result of new loan originations during 2024, net of sales, in the amount of $181.1 million for ALP loans and $72.3 million in SBA loans.

	December 31, 2024	December 31, 2023	Change
SBA, at fair value	$159,788	$87,510	$72,278
ALP, at fair value	212,498	31,357	181,141
Total	$372,286	$118,867	$253,419

Loans HFS, at LCM increased $2.2 million during the same period. The overall increase was primarily the result of new loan originations during 2024, net of sales.

	December 31, 2024	December 31, 2023	Change
SBA 504 First Lien	$36,783	$39,565	$(2,782)
SBA 504 Second Lien	8,203	5,741	2,462
SBA 7(a)	—	64	(64)
SBA 7(a) Partials	13,817	11,237	2,580
Loans HFS, at LCM	58,803	56,607	2,196

Loans held for investment

At Fair value: Loans HFI, at fair value was $369.7 million at December 31, 2024 compared to $469.8 million at December 31, 2023. The balance consists primarily of SBA 7(a) loans as well as $6.7 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2023 to December 31, 2024, primarily due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans HFI, at amortized cost consists of loans originated at or purchased by Newtek Bank. The $285.3 million increase in loans HFI, at amortized cost is the result of an increase in originations for the year ended December 31, 2024 over 2023.

Credit Quality: The following table presents an analysis of loans HFI with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	December 31, 2024		December 31, 2023
	$	%	$	%
At Amortized Cost
Current	$575,444	92.8%	$325,643	96.9%
Past Due 31-89 Days	20,585	3.3%	4,896	1.5%
Nonaccrual loans	24,341	3.9%	5,373	1.6%
Total, at amortized cost	$620,370	100.0%	$335,912	100.0%
Deferred fees and costs	1,281		393
Total, at amortized cost, net of deferred fees and costs	$621,651		$336,305
Allowance for credit losses	$(30,233)	4.9%	$(12,574)	3.7%

At Fair Value
Current	$251,616	68.1%	$385,172	81.9%
Past Due 31-89 Days and accruing	41,558	11.2%	36,455	7.8%
Past Due 90-119 Days and accruing	9,268	2.5%	—	—%
Past Due 120 and more Days and accruing	—	—%	—	—%
Nonaccrual loans	67,304	18.2%	48,174	10.3%
Total	$369,746	100.0%	$469,801	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$118,130	31.9%	$84,629	18.0%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$24,341	1.2%	$5,373	0.4%
Loans HFI, at fair value	67,304	3.2%	48,174	3.3%
Other real estate owned	3,764	0.2%	1,110	0.1%
Total Nonperforming Assets	$95,409	4.6%	$54,657	3.8%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $299.1 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of December 31, 2024. The average loan-to-value for this CRE portfolio was 57.9%.

The table below presents detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	December 31, 2024				December 31, 2023
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$429,820	$—	$429,820		$172,502	$—	$172,502
Loans backed by NOO CRE	191,831	58,804	250,635		163,803	56,607	220,410
Total loans	$621,651	$58,804	$680,455		$336,305	$56,607	$392,912

Loans backed by NOO CRE by type:
Retail	$45,594	$—	$45,594	51.4%	$40,400	$—	$40,400	49.7%
1-4 Family	25,139	—	25,139	56.1%	31,700	—	31,700	57.6%
Multifamily	35,713	—	35,713	52.6%	29,800	—	29,800	51.3%
Industrial	27,866	—	27,866	50.1%	23,400	—	23,400	47.3%
Office	21,586	—	21,586	47.7%	6,599	—	6,599	48.9%
Construction and land development[1]	22,775	44,987	67,762	65.1%	28,404	51,907	80,311	83.1%
Hotel	—	13,817	13,817	66.2%	—	4,700	4,700	55.3%
Other	13,158	—	13,158	61.5%	3,500	—	3,500	52.8%
Total NOO CRE	$191,831	$58,804	$250,635	57.9%	$163,803	$56,607	$220,410	60.3%

Unfunded Commitments
Construction and land development[1]	$—	$48,402	$48,402		$—	$4,493	$4,493
Hotel	—	13	13		—	—	—
Multifamily	—	—	—		—	—	—
Total unfunded commitments	—	48,415	48,415		—	4,493	4,493
Total CRE Loans	$191,831	$107,219	$299,050		$163,803	$61,100	$224,903
1 Construction and land development includes SBA 504 first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

The table below presents detail of the Company’s Goodwill and intangibles:

	December 31, 2024			December 31, 2023
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Banking segment	$271	$667	$938	$271	$843	$1,114
Payments segment	13,814	—	13,814	13,814	13	13,827
Technology segment[1]	—	—	—	11,800	3,379	15,179
Total	$14,085	$667	$14,752	$25,885	$4,235	$30,120
1 As of December 31, 2024, the assets of the Technology segment are classified as held-for-sale. See NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE for more information.

The change in goodwill and intangible assets for the Payments segment and NBNYC acquisition relates to amortization of intangible assets during the year ended December 31, 2024.

Settlement Receivable

Settlement receivables were $52.5 million as of December 31, 2024, a decrease of $9.8 million compared to December 31, 2023. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end.

LIABILITIES

Total liabilities at December 31, 2024, were $1.8 billion, an increase of $583.2 million, or 49.4%, compared to total liabilities of $1.2 billion at December 31, 2023.

Deposits

Total deposits were $973.1 million at December 31, 2024, consisting of $11.1 million in non-interest bearing deposits and $961.9 million in interest bearing deposits, a $508.6 million increase from the balance as of December 31, 2023. As of December 31, 2024 and 2023, insured deposits represent 80.3% and 76.3%, respectively. Increases in deposits were primarily driven by deposit gathering efforts in Consumer High Yield Savings accounts and six-month Certificates of Deposit to fund future balance sheet growth and increase liquidity levels at Newtek Bank.

Borrowings

Borrowings Outstanding	December 31, 2024	December 31, 2023	Change
Bank Borrowings[1]:
NMS Webster Note	$32,688	$36,628	$(3,940)
SPV I Capital One Facility	21,192	16,080	5,112
SPV II Deutsche Bank Facility	54,036	6,799	47,237
SPV III One Florida Bank Facility	23,011	257	22,754
FHLB Advances[2]	15,330	23,184	(7,854)
Total Lines of Credit	146,257	82,948	63,309
Parent Company Notes[1]:
2024 Notes[3] (5.75%)	—	38,124	(38,124)
2025 Notes (5.00%)	29,913	29,563	350
2025 Notes[4] (8.125%)	—	49,433	(49,433)
2026 Notes (5.50%)	114,282	113,564	718
2027 Notes[4] (8.125%)	49,944	—	49,944
2028 Notes (8.00%)	38,726	38,378	348
2029 Notes (8.50%)	69,622	—	69,622
2029 Notes (8.625%)	72,662	—	72,662
Total Parent Company Notes	375,149	269,062	106,087
Notes Payable - Securitization Trusts[1]	186,635	292,112	(105,477)
Total	$708,041	$644,122	$63,919
1     Net of deferred financing costs.
2 At December 31, 2024 and December 31, 2023, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.04 million and $0.2 million purchase accounting adjustment, respectively.
3 On August 1, 2024, the 2024 Notes matured.
4 Effective December 11, 2024, the Company entered into Note Amendment and Exchange Agreements (the “Agreements”) with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 8.125% Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 8.125% Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.

Borrowings were $708.0 million at December 31, 2024, compared to $644.1 million at December 31, 2023. This increase was primarily due to a $69.6 million issuance of the 2029 8.50% Notes and a $72.7 million issuance of the 2029 8.625% Notes, as well as additional borrowings of $5.1 million, $47.2 million, and $22.8 million on the SPV I, II and III facilities, respectively. These increases were partially offset by a $105.5 million reduction in the notes payable on securitization trusts, a $38.1 million redemption of the 2024 5.75% Notes, and $7.9 million in maturities of of FHLB advances.

Deferred Taxes
The deferred tax liability, net, represents the cumulative timing differences between book and tax to the extent such assets or liabilities give rise to taxable income or expense in future periods. Within this balance is the deferred tax asset on net operating loss (NOL) carryforwards not expected to be utilized in the current year. The Company evaluated all NOLs for a valuation allowance and determined that none were required.

Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2024 and 2023.
For a comparison of the results of operations for the years ended December 31, 2023 and 2022, during which years the Company operated as both a financial holding company and a BDC, see the Company's Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.

Summary

For the year ended December 31, 2024, the Company reported net income of $50.9 million, or $1.97 per basic and $1.96 per diluted share, compared to net income of $47.3 million, or $1.89 per basic and $1.88 per diluted share, for the year ended December 31, 2023.

The net increase in net income before taxes was partially offset by the non-recurring nature of the income tax benefit on the realization of deferred tax assets in 2023 when the Company converted to an FHC. Below is a summary of changes in the components of Net income:

	Year Ended December 31,
	2024	2023	Change
Net interest income after provision for credit losses	$14,089	$14,930	$(841)
Noninterest income	217,312	176,772	40,540
Noninterest expense	162,709	146,329	16,380
Net income before taxes	68,692	45,373	23,319
Income tax expense/(benefit)	17,839	(1,956)	19,795
Net income	$50,853	$47,329	$3,524

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

	Year Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$180,753	$9,044	5.00%	$186,566	$8,854	4.75%
Investment securities	31,847	1,482	4.65	31,958	1,518	4.75
Loans held for sale	237,903	26,692	11.22	120,598	17,085	14.17
Loans held for investment	951,988	84,200	8.84	783,808	66,916	8.54
Total interest-earning assets	1,402,491	121,418	8.66	1,122,930	94,373	8.40
Less: Allowance for credit losses on loans	(19,033)			(3,619)
Noninterest earning assets	204,655			197,612
Total assets	$1,588,113			$1,316,923

Interest-bearing liabilities
Demand	$51,759	$461	0.89%	$23,973	$31	0.13%
Savings and NOW	273,640	13,803	5.04	143,589	7,187	5.01
Money Market	27,471	1,141	4.15	22,083	1,052	4.76
Time	261,174	13,285	5.09	168,912	7,579	4.49
Total deposits	614,044	28,690	4.67	358,557	15,849	4.42
Borrowings	643,234	52,423	8.15	674,687	51,890	7.69
Total interest-bearing liabilities	1,257,278	81,113	6.45	1,033,244	67,739	6.56
Noninterest-bearing deposits	600			531
Noninterest-bearing liabilities	67,405			60,524
Shareholders’ equity	262,830			222,624
Total liabilities and shareholders' equity	$1,588,113			$1,316,923
Net interest income and interest rate spread		$40,305	2.21%		$26,634	1.85%
Net interest margin			2.87%			2.37%
Ratio of average interest-earning assets to average interest bearing liabilities			111.55%			108.68%

In response to market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, approximately $346 million as of December 31, 2024, as opposed to long-term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines and the OCC Operating Agreement. The increase in the average balance of loans HFS was attributable to originations of SBA 504 and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.

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

	Year Ended December 31,
	2024 vs. 2023
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$466	$(276)	$190
Investment securities	(31)	(5)	(36)
Loans held for sale	(7,010)	16,617	9,607
Loans held for investment	2,926	14,358	17,284
Total interest income	(3,649)	30,694	27,045

Interest expense:
Demand	390	40	430
Savings and NOW	(4,190)	10,805	6,615
Money Market	(259)	348	89
Time	2,144	3,562	5,706
Borrowings	3,106	(2,572)	534
Total interest expense	1,191	12,183	13,374
Net interest income	$(4,840)	$18,511	$13,671

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the year ended December 31, 2024 and 2023, there was a provision for credit losses of $26.2 million and $11.7 million, respectively. The increase was due to increases in net charge-offs, specific reserves on impaired loans, and balances of loans held for investment at amortized cost, across all products but specifically SBA 7(a) loans.

Noninterest Income

	Year ended December 31,		2024/2023 Increase/(Decrease)
	2024	2023	Amount	Percent
Dividend income	$1,519	$1,757	$(238)	(13.5)%
Net loss on loan servicing assets	(12,665)	(4,282)	(8,383)	195.8
Servicing income	20,087	18,289	1,798	9.8
Net gains on sales of loans	97,183	51,467	45,716	88.8
Net gain (loss) on loans under the fair value option	5,200	18,008	(12,808)	(71.1)
Technology and IT support income	19,643	24,916	(5,273)	(21.2)
Electronic payment processing income	46,049	42,855	3,194	7.5
Other noninterest income	40,296	23,762	16,534	69.6
Total noninterest income	$217,312	$176,772	$40,540	22.9%

Net Loss on Loan Servicing Assets
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells and from servicing the ALP portfolios of NCL JV and TSO JV. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life, and impairment is recorded to the extent the amortized cost exceeds the asset’s FV. Net loss on loan servicing assets is shown net of amortization expense.
The larger loss in Net loss on loan servicing assets is due to the decrease in NSBF’s total portfolio of loans during the wind-down.

A sensitivity analysis of the loan servicing assets at fair value to adverse changes in significant assumptions as of December 31, 2024 and December 31, 2023 is as follows:

	December 31, 2024	December 31, 2023
Discount factor
Effect on fair value of a 100 basis point adverse change	$(831)	$(1,050)
Effect on fair value of a 200 basis point adverse change	(1,604)	(2,028)

Cumulative prepayment rate
Effect on fair value of a 100 basis point adverse change	$(85)	$(141)
Effect on fair value of a 500 basis point adverse change	(423)	(706)

Average cumulative default rate
Effect on fair value of a 100 basis point adverse change	$(72)	$(149)
Effect on fair value of a 500 basis point adverse change	(358)	(744)

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

Servicing Income
The increase in servicing income was related to an increase of $167.6 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
	$ Amount	$ Amount
Gains recognized on sales of loans	$100,422	$75,350
Losses recognized on sales of loans	(3,239)	(23,883)
Net gains on sales of loans	$97,183	$51,467

	Year Ended
	December 31, 2024		December 31, 2023
	# of Loans	$ Amount	# of Loans	$ Amount
SBA 7(a) loans originated	2,427	$943,024	1,812	$814,406
SBA 7(a) guaranteed loans sold	2,041	694,750	1,723	607,560
Average sale price as a percent of principal balance[1]		110.97%		110.20%
1 Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the year ended December 31, 2024, the average sale price on SBA 7(a) loans as a percent of principal balance was 110.97% compared to 110.20% for the prior period. The increase in sales prices in 2024 resulted from higher demand. The increase in overall net gains on sales of loans resulted from higher volumes of sales compared to the prior year at better market premiums than the prior year and the expectation of lower interest rates which would slow prepay speeds.

The table below provides selected statistics on the historical net premiums on sales of guaranteed portions of SBA 7(a) loans realized by NewtekOne:

	SBA 7(a) Sales Price as Percent of Principal Balance (%)
	Average	High	Low	Median
2022	109.71%	115.77%	106.11%	110.16%
2023	110.20%	114.04%	106.00%	110.42%
2024	110.97%	114.80%	107.18%	111.19%
Weighted Average	110.32%	115.77%	106.00%	110.87%

During the wind-down of NSBF’s operations, NSBF is required to continue to own its SBA 7(a) loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval) sale or transfer. In addition, SBL will service and liquidate NSBF’s SBA Loan Portfolio, including processing forgiveness and loan reviews for PPP Loans pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to measure NSBF’s SBA 7(a) loan portfolio at fair value until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net Gain (Loss) on Loans under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the year ended December 31, 2024 and 2023 were as follows:

	For the year ended
	December 31, 2024	December 31, 2023	Change
SBA 7(a) Unguaranteed Loans	$(26,346)	$14,765	$(41,111)
SBA 7(a) Guaranteed Loans	493	(688)	1,181
SBA 504 and Non-SBA Loans	31,053	3,931	27,122
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$5,200	$18,008	$(12,808)

Net unrealized gain (loss) on loans accounted for under the fair value option relates to the guaranteed portions of SBA loans made which the Company sells into a secondary market, the unguaranteed portions of SBA loans made which the Company holds, SBA 504 loans that are held for sale, and ALP loans that are held for sale. This gain (loss) represents the fair value adjustment of loans. The amount of the unrealized gain (loss) is determined by the quantity of loans held for sale at quarter end, the change in secondary market pricing conditions, and the valuation of the loans that are not held for sale.

During the year ended December 31, 2024, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the year ended December 31, 2023, the Company originated $158.5 million of SBA 7(a) loans and elected the fair value option on those loans, which led to increased gains.

The $27.1 million increase in gain on loans accounted for under the fair value option from SBA 504 and Non-SBA loans is primarily volume driven from an increase in ALP and 504 originations.

Technology and IT Support Income

Technology and IT support income decreased by $5.3 million from $24.9 million for the year ended December 31, 2023 to $19.6 million for the year ended December 31, 2024. The overall decrease was due to a decrease in web hosting and IT support revenue.

Other Noninterest Income

For the year ended December 31, 2024 and 2023, other noninterest income was related primarily to loan origination fees (legal and packaging) on loans sold or carried at fair value. Other items that contributed to the increase included prepayment and late fees earned from SBA 7(a) loans. The Company originated 2,427 of SBA 7(a) loans compared to 1,812 loans for the year ended December 31, 2024 and 2023, respectively. The increase also includes $10.7 million of unrealized gains on joint ventures and other non-control investments for the year ended December 31, 2024 compared to $3.2 million in the prior period.

Non-Interest Expense

	Year ended December 31,		2024/2023 Increase/(Decrease)
	2024	2023	Amount	Percent
Salaries and employee benefits expense	$77,931	$65,708	$12,223	18.6%
Technology services expense	12,261	14,272	(2,011)	(14.1)
Electronic payment processing expense	19,878	18,327	1,551	8.5
Professional services expense	15,813	13,077	2,736	20.9
Other loan origination and maintenance expense	13,770	9,433	4,337	46.0
Depreciation and amortization	1,784	2,884	(1,100)	(38.1)
Loss on extinguishment of debt	—	271	(271)	(100.0)
Other general and administrative costs	21,272	22,357	(1,085)	(4.9)
Total noninterest expense	$162,709	$146,329	$16,380	11.2%

Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to an increase in entity headcount from 528 employees at December 31, 2023 to 591 employees at December 31, 2024. Also contributing to the increase were merit increases for existing employees that went into effect in the first quarter of 2024 as well as increased benefits costs, primarily higher medical and other insurance costs.

Technology Services Expense

The $2.0 million decrease in technology services expenses for the year ended December 31, 2024 corresponded with the $5.3 million decrease in technology and IT support income.

Professional Services Expense

The increase in professional services expense period over period is primarily attributable to costs associated with the NTS disposition that occurred on January 2, 2025. Refer to “Subsequent Events - Sale of NTS.”

Other Loan Origination and Maintenance Expense

Other loan origination and maintenance expenses during the year ended December 31, 2024, was $13.8 million compared to $9.4 million for the year ended December 31, 2023 due to a larger dollar volume and count of loan originations in 2024 compared to 2023.

Depreciation and Amortization

The decrease in depreciation and amortization period over period is primarily attributable to the full amortization of intangible assets during the second half of 2023, which resulted in less amortization in 2024 compared to the prior year.

Results of Segment Operations

The Company has five reportable segments Banking, Alternative Lending, Technology, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 22—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Year Ended		2024/2023 Increase/(Decrease)
	December 31, 2024	December 31, 2023	Amount	Percent
Banking	$51,997	$28,127	$23,870	85%
Alternative Lending	59,724	13,958	45,766	328%
Technology	86	1,367	(1,281)	(94)%
NSBF	(28,684)	17,061	(45,745)	(268)%
Payments	16,199	12,154	4,045	33%
Corporate & Other	5,612	50,465	(44,853)	(89)%
Eliminations	(54,081)	(75,803)	21,722	(29)%
Consolidated net income	$50,853	$47,329	$3,524	7%

Banking

The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $39.7 million of net interest income during the year ended December 31, 2024 compared to $17.7 million of net interest income during the year ended December 31, 2023. During 2024, the majority of loans were funded by Newtek Bank compared to 2023, when all SBA 7(a) loans were funded by NSBF until it went into wind-down on April 13, 2023.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company has originated loans under its Alternative Lending Program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, the Company made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor without a joint venture partner. The Company could also originate ALP loans designated as HFI.

Technology

Technology (NTS) provides website hosting, dedicated server hosting, cloud hosting, web design and development, internet marketing, e-commerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025, and will cease to be a reportable segment. See “NOTE 25—SUBSEQUENT EVENTS - Sale of NTS.”

NSBF

NSBF includes NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The decrease in net income is due to the wind-down of NSBF’s operations.

Payments

Payments includes NMS, POS and Mobil Money. Within the segment’s results are $48.9 million of noninterest income for the year ended December 31, 2024 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $46.4 million during the year ended December 31, 2023. The net income also included $32.0 million and $31.6 million of noninterest expense for the year ended December 31, 2024 and 2023, respectively.

Corporate and Other

Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our deposits, parent company notes, securitization transactions and earnings and cash flows from operations, including loan sales and repayments. In the year ended December 31, 2024, our primary use of funds from operations included originations of loans and payments of fees, interest, and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” (ATM), and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of Common Stock from time to time through the placement agents. On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months.

Regulatory Capital

The Company strives to maintain prudent capital levels to absorb risk and maximizing returns to shareholders. The Company and Newtek Bank are primarily constrained by the Total Capital and Leverage ratios given the mix of assets vis-a-vis capital.

Capital amounts and ratios for the Company as of December 31, 2024 and 2023 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$231,899	13.3%	$69,727	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	231,899	17.0%	61,492	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	231,899	17.0%	81,990	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	268,887	19.7%	109,320	8.0%	N/A	N/A
NewtekOne, Inc. - December 31, 2023
Tier 1 Capital (to Average Assets)	$180,829	13.6%	$53,363	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	180,829	16.2%	50,153	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	180,829	16.2%	66,870	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	213,141	19.1%	89,160	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of December 31, 2024, and 2023 are presented in the table below. As of December 31, 2024 and 2023, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$120,078	11.9%	$40,197	4.0%	$50,246	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	120,078	14.2%	38,151	4.5%	55,107	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	120,078	14.2%	50,868	6.0%	67,823	8.0%
Total Capital (to Risk-Weighted Assets)	130,924	15.4%	67,824	8.0%	84,779	10.0%
Newtek Bank - December 31, 2023
Tier 1 Capital (to Average Assets)	$99,253	16.6%	23,893	4.0%	$29,866	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	99,253	21.5%	20,787	4.5%	30,026	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	99,253	21.5%	27,716	6.0%	36,955	8.0%
Total Capital (to Risk-Weighted Assets)	105,105	22.8%	36,954	8.0%	46,193	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Public Offerings

Equity ATM Program

On June 25, 2020, the Company entered into the 2020 ATM Equity Distribution Agreement. On July 20, 2022, the Company entered into Amendment No. 1 to the 2020 ATM Equity Distribution Agreement. The 2020 ATM Equity Distribution Agreement, as amended, provided that the Company could offer and sell up to 6,400,000 shares of common stock from time to time through the placement agents. From inception through December 31, 2022, we sold 3,069,754 shares of our common stock at a weighted average price of $23.02 per share. Proceeds, net of offering costs and expenses, were $70.6 million. The Company paid the placement agents $1.4 million in compensation. On November 17, 2023, the Company entered into the 2023 ATM Equity Distribution Agreement. The 2023 ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents under the ATM Program. The Company may, subject to market conditions, continue to engage in activity under the Equity ATM Program.

The following table summarizes the total shares sold and net proceeds received under the 2020 and 2023 ATM Equity Distribution Agreement:

2020 ATM Program	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Shares sold	—	—	107
Net weighted average price per share	$—	$—	$19.12
Net proceeds	$—	$—	$2,054

2023 ATM Program	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Shares sold	1,100	—	—
Net weighted average price per share	$12.56	$—	$—
Net proceeds	$13,818	$—	$—
Placement agent fees paid	$282	$—

Stock Repurchase Program

On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the following twelve months. The actual timing and amount of any repurchases under the plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its common stock under its new stock repurchase program.

The following table summarizes the total shares repurchased and net proceeds received under the stock repurchase program:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Shares repurchased	30	—	—
Net weighted average price per share	$13.35	$—	$—
Net proceeds	$402	$—	$—

2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 2029 8.50% Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At December 31, 2024, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

On September 16, 2024, the Company completed a registered offering of $75.0 million aggregate principal amount of 2029 8.625% Notes. The 2029 8.625% Notes will mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 8.625% Notes. Theses Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025. , and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At December 31, 2024, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At December 31, 2024, the Company was in compliance with all covenants related to the 2028 Notes.

2026 Notes

In January 2021, the Company completed a registered offering of $115.0 million aggregate principal amount of 5.50% 2026 Notes. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At December 31, 2024, the Company was in compliance with all covenants related to the 2026 Notes.

The 2029, 2028 and 2026 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to these Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. In addition, the supplemental indentures for the 2026 Notes include covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2026 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act (“BDC Covenants”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the supplemental indentures. At December 31, 2024, the Company was in compliance with all covenants related to the Notes.

2024 Notes

In July 2019, the Company completed a registered offering of $63.25 million aggregate principal amount of 5.75% 2024 Notes. On February 16, 2021 and May 20, 2021, the Company issued an additional $5.0 million and $10.0 million in aggregate principal amount of the 2024 Notes, respectively. On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. The 2024 Notes traded on the Nasdaq Global Market under the trading symbol “NEWTL” until the 2024 Notes matured on August 1, 2024.

Private Placements

2025 Notes

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

On March 31, 2022, the Company caused notices to be issued to the holder of its 2025 6.85% Notes regarding the Company’s exercise of its option to redeem all $15.0 million in aggregate principal amount of the Notes on May 2, 2022. The Notes were redeemed on May 2, 2022 for 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from February 28, 2022 through, but excluding, May 2, 2022.

2027 Notes

On January 23, 2023, we completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million after deducting estimated offering expenses payable by the Company. The Notes were scheduled to mature on February 1, 2025. Effective December 11, 2024, the Company entered into Note Amendment and Exchange Agreements (the “Agreements”) with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 8.125% Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 8.125% Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

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
SPV I, II, and III Facilities
The Company’s indirect subsidiaries SPV I, II, and III maintain credit facilities with third party lenders. SPV I has a Capital One facility with maximum borrowings of $60.0 million. The lender’s commitments terminate in May 2025, with all amounts due under the SPV I Facility maturing in November 2025. At December 31, 2024, total principal owed by SPV I was $21.3 million. SPV II has a Deutsche Bank facility with maximum borrowings $120.0 million. The Deutsche Bank Facility matures in December 2027. At December 31, 2024, total principal owed by SPV II was $54.8 million. SPV III has a One Florida Bank facility with maximum borrowings of $30.0 million. The One Florida Bank Facility matures in May 2025. At December 31, 2024, total principal owed by SPV III was $23.1 million.
NMS Webster Bank Facility

NMS has a term loan facility with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At December 31, 2024, total principal outstanding was $32.7 million.

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

In June 2023, NSBF completed its thirteenth securitization which resulted in the transfer of $103.9 million of unguaranteed portions of SBA loans to the 2023-1 Trust. The 2023-1 Trust in turn issued securitization notes for the par amount of $103.9 million, consisting of $84.3 million of Class A notes and $19.6 million Class B notes, against the 2023-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 3.24% across both classes. NSBF has the right to call the 2023-1 Class A and B notes at such time as the sum of the principal amount of the Class A Notes and the Class B Notes is less than or equal to 20.00% of the sum of the principal amount of the Class A Notes and Class B Notes as of the closing date of the transaction, with the prior written consent of the SBA.

In September 2022, NSBF completed its twelfth securitization which resulted in the transfer of $116.2 million of unguaranteed portions of SBA loans to the 2022-1 Trust. The 2022-1 Trust in turn issued securitization notes for the par amount of $116.2 million, consisting of $95.4 million of Class A notes and $20.8 million Class B notes, against the 2022-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 2.97% across both classes. NSBF has the right to call the 2021-1 Class A and B notes at such time as the sum of the principal amount of the Class A Notes and the Class B Notes is less than or equal to 20.00% of the sum of the principal amount of the Class A Notes and Class B Notes as of the closing date of the transaction, with the prior written consent of the SBA.

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

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of December 31, 2024:

	Availability as of
	December 31, 2024	December 31, 2023
Unrestricted cash	$6,941	$15,398
Lines of credit at other commercial banks[1]	60,903	40,418
Newtek Bank:
Interest bearing deposits in banks	346,207	137,689
FHLB borrowing availability[1]	39,780	61,947
Lines of credit at other financial institutions	30,000	10,000
Total liquidity sources	$483,831	$265,452
1Availability as of December 31, 2024 and 2023 is based on collateral pledged as of that date.

The Company has restricted cash of $28.2 million as of December 31, 2024. NSBF holds $8.2 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has $10.0 million in a restricted cash account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is related to payroll processing by PMT, our subsidiary.

The Company generated and used cash as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(153,014)	$(169,219)
Net cash used in investing activities	(209,051)	(172,235)
Net cash provided by financing activities	560,897	344,974
Net increase in cash and restricted cash	198,832	3,520
Cash and restricted cash—beginning of period (Note 2)	184,006	125,606
Consolidation/(deconsolidation) of cash and restricted cash from controlled investments related to business combinations and dispositions, net of cash paid	(1,464)	54,880
Cash and restricted cash—end of period (Note 2)	$381,374	$184,006

During the year ended December 31, 2024, operating activities used cash of $153.0 million, consisting primarily of $1.1 billion of funding loans held for sale. This use of cash was offset by (i) $817.9 million of proceeds from the sale of loans; and (ii) $140.0 million from the sale of loans from affiliates.
Cash used by investing activities was $209.1 million primarily comprised (i) $278.5 million in the net increase in loans held for investment, at cost and (ii) $25.7 million in contributions to joint ventures and other non-control investments and (iii) $33.0 million in purchases of available-for-sale securities. These uses were partially offset by (i) a $66.8 million net decrease in loans held for investment, at fair value (ii) $20.3 million in returns of capital from joint ventures and other non-control investments and (iii) $41.5 million in maturities of available-for-sale securities.
Net cash provided by financing activities was $560.9 million consisting primarily of a (i) $508.6 million net increase in deposits; (ii) $71.9 million of net proceeds from the 2029 8.50% Notes; (iii) $75.0 million of net proceeds from the 2029 8.625% Notes, and (iv) $71.6 million net borrowings on bank notes payable. These sources of cash were offset by (i) $107.0 million of principal payments related to securitization notes payable (ii) $38.3 million redemption of the 2024 Notes, and (iii) $20.3 million of dividends paid.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of December 31, 2024. Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 13—BORROWINGS.

	Payments due by period
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Deposits:
Demand	$11,142	$11,142	$—	$—	$—	$—	$—
Checking	103,978	103,978	—	—	—	—	—
Money market	62,001	62,001	—	—	—	—	—
Savings	386,680	386,680	—	—	—	—	—
Time deposits	409,251	351,906	36,347	20,180	680	138	—
Webster NMS Note[1]	32,894	3,987	5,981	22,926		—	—
FHLB Advances	15,330	7,982	2,094	5,254	—	—	—
SPV I Capital One Facility[1]	21,300	21,300	—	—	—	—	—
SPV II Deutsche Bank Facility[1]	54,800	—	—	54,800	—	—	—
SPV III One Florida Bank Facility[1]	23,075	23,075	—	—	—	—	—
Securitization Notes Payable	189,231	—	—	—	—	—	189,231
Parent Company Notes:
2025 5.00% Notes	30,000	30,000		—	—	—	—
2026 Notes	115,000	—	115,000		—	—	—
2027 Notes[2]	50,000	—	—	50,000		—	—
2028 Notes	40,000	—	—	—	40,000		—
2029 8.625% Notes	75,000	—	—	—	—	75,000	—
2029 8.50% Notes	71,875	—	—	—	—	71,875	—
Employment Agreements	902	902	—	—	—	—	—
Operating Leases	8,264	2,383	2,355	798	242	249	2,237
Totals	$1,700,723	$1,005,336	$161,777	$153,958	$40,922	$147,262	$191,468
1 Guaranteed by the parent company
2 Effective December 11, 2024, the Company entered into the Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 8.125% Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 8.125% Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.

Unfunded Commitments

At December 31, 2024, the Company had $107.1 million of unfunded commitments consisting of $25.0 million in connection with its SBA 7(a) loans, $72.6 million in connection with its SBA 504 loans, and $9.5 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 13—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At December 31, 2024, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million restricted cash account at Newtek Bank to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the fiscal year ended December 31, 2024.
Valuation of Loans at Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, management used various valuation approaches. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. We consider our loans HFI, at fair value and HFS, at fair value to be Level 3 within the fair value hierarchy as described in Note 10. Determining the fair value of the Level 3 loans held for sale and loans held for investment, which are measured at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, historical credit losses, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions.

On a quarterly basis, management determines the fair values of the retained unguaranteed portions of SBA 7(a) loans HFI, and unrealized changes in FV are recognized in the income statement. The loans within this portfolio were originated by NSBF. NSBF ceased originating new loans in April 2023 when all new SBA 7(a) loan originations were transitioned to Newtek Bank. (See Historical Business Regulation and Taxation, for a discussion of the wind-down of NSBF’s operations.)

The Company originated SBA 504 loans HFS prior to the Acquisition through its nonbank subsidiaries. SBA 504 loans HFS held at NALH are accounted for under the FV option. Additionally, the existing government guaranteed portion of SBA 7(a) loans held at NSBF and certain SBA 504 loans held at Newtek Bank are also HFS at FV.

The Company also originates ALP loans (formerly referred to as our nonconforming conventional loans), which are either HFS or HFI, via its nonbank subsidiary. ALP loans are carried at FV. ALP loans are held at NALH, NCL JV, and TSO JV and are also accounted for under the FV option.

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

Valuation of Servicing Assets

For the fiscal year ended December 31, 2024, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees primarily from the guaranteed portions of SBA 7(a) loans and to a lesser extent ALP and SBA 504 loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual or notional amount of those instruments. The Company manages risk of exposure to credit losses under these commitments by subjecting them to credit approval and monitoring procedures. The Company assesses the credit risk associated with certain commitments to extend credit and establishes a liability for credit losses.

Further information related to financial instruments can be found in NOTE 15—COMMITMENTS AND CONTINGENCIES.

Recent Developments
Sale of NTS

On January 2, 2025, the Company completed the previously announced sale of its wholly owned subsidiary NTS to Paltalk, Inc. (the “NTS Sale”), pursuant to the Agreement and Plan of Merger (the “Agreement”), dated as of August 11, 2024, by and among Paltalk, PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, NTS and the Company. Paltalk, Inc. was subsequently renamed Intelligent Protection Management Corp. (“IPM”) (Nasdaq: IPM). As previously disclosed, in connection with the Company’s acquisition of Newtek Bank and transition to a financial holding company, the Company made a commitment to the Board of Governors of the Federal Reserve System to divest or terminate the activities of NTS.

Under the terms of the Agreement, at the closing of the NTS Sale, IPM acquired NTS for a combination of $4.0 million in cash, subject to certain purchase price adjustments (the “Cash Consideration”), and 4.0 million shares of a newly created series of IPM non-voting preferred stock, the Series A Non-Voting Common Equivalent Stock (the “Preferred Stock”) (the “Stock Consideration” and together with the Cash Consideration, the “Closing Consideration”). Upon the occurrence of certain specified transfers of the Preferred Stock, each share of Preferred Stock will automatically convert into one share of common stock of IPM, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out amount of up to $5.0 million, payable in cash, Preferred Stock, or a combination thereof (as determined in IPM’s discretion), based on IPM's achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. Pursuant to the Agreement, following the closing of the NTS Sale, the Company is entitled to appoint one representative to the IPM board of directors. The Company will account for our investment in IPM under ASC 321 beginning in the first quarter of 2025.

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

The Company has cash and cash equivalents, which includes cash and due from banks, restricted cash, and interest bearing deposits in banks, of $381.4 million. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of December 31, 2024, cash deposits in excess of insured amounts totaled approximately $30.3 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $69.4 million, of which $67.7 million is uninsured.

Interest rate risk is a significant market risk and can result from timing and volume differences in the repricing of rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of market yield curves. The Company manages the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment balanced against maximizing profit. Management of interest rate risk is carried out primarily through strategies involving cash, loan portfolio, and available funding sources.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2024, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning December 31, 2024	12 Months Beginning December 31, 2025	As of December 31, 2024
200	17.7%	17.0%	4.4%
100	8.3	8.0	2.1
-100	(9.6)	(9.1)	(2.0)
-200	(18.6)	(17.7)	(3.9)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. It includes those policies and procedures that:

1.pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of the company; and

3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

Our management conducted an assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, our management concluded that our internal control over financial reporting (“ICFR”) was effective at December 31, 2024.

Remediation of Previously Reported Material Weaknesses

As disclosed in Part II - Item 9A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, management identified material weaknesses in ICFR related to Significant Unusual Transactions, SOX Governance, Knowledge, Skills, and Experience of Staff, Information Technology General Controls, Management Review Controls, Completeness and Accuracy of Information Produced by the Entity, NTS System Conversion, and NTS Revenue Cycle.

Throughout the year ended December 31, 2024, our management executed upon its previously disclosed remediation plan, which was executed with elevated supervision and oversight of the Audit Committee.

•Significant Unusual Transactions – this material weakness relates to the acquisition of National Bank of New York City and the resulting conversion to a financial holding company. This material weakness was remediated as controls were designed and implemented where the Chief Accounting Officer reviews with the identification, accounting, and disclosure of Significant Unusual Transactions; more specifically these controls addressed the accounting for goodwill and intangibles, net deferred tax assets, income taxes receivable, income tax expense, additional paid in capital, non-interest income and expense, and EPS.

•SOX Governance Program – this material weakness relates to the compliance and heightened standards required of an SEC registrant under SOX 404. This material weakness was remediated as management established a SOX Governance Program including policies and procedures, along with a management level SOX Steering Committee.

•Knowledge, Skills, and Experience of staff – this material weakness relates to the experience of company staff being comprised of individuals without the requisite public company and ICFR experience. This Material Weakness was remediated as management engaged an external consulting firm to test the design and operating effectiveness of ICFR and key hires were made throughout the control environment including six Certified Public Accountants with ICFR experience.

•Information Technology General Controls / NTS System Conversion – this material weakness relates to deficiencies identified in all aspects of ITGC including logical access and change management. These Material Weaknesses were remediated as management updated and enhanced the IT policies and relevant internal controls to consider and address ITGCs including access security and change management; limited elevated access profiles in financially relevant IT systems and software to appropriate personnel; developed and enhanced access administration controls over provisioning, deprovisioning, and user access reviews; and enhanced the design of controls over change management and IT operations controls.

•Management Review Controls – this material weakness relates to deficiencies in the design and operating effectiveness of management review controls including documentation and level of precision. This material weakness was remediated by redesigning the existing ICFR to enhance management’s documentation supporting all elements of management’s review and the precision in which the controls are designed to operate and provided training to control owners and relevant personnel to understand the components of a management review control and documentation expectations.

•Completeness and Accuracy of Information Produced by the Entity (“IPE”) – this material weakness specifically relates to control gaps identified related to the completeness and accuracy of system reports utilized in the execution of key controls. This material weakness was remediated by redesigning existing ICFR to enhance management’s control steps to ascertain the completeness and accuracy of IPE when utilized in the execution of a key control. Further, training was provided to control owners and relevant personnel to understand the concept of IPE and documentation requirements for the completeness and accuracy of system reports.

•NTS Revenue Cycle – this material weakness relates to controls over revenue recognition. This material weakness was remediated by redesigning the existing ICFR related to the existence and accuracy of material revenue streams generated from NTS, as well as revenue recognition in accordance with ASC 606. More specifically, these controls covered other assets, retained earnings, technology services expense, and technology and IT support income.

Based upon testing of the design and operating effectiveness of the re-designed control environment during the year ended December 31, 2024, management found them to be designed and operating effectively. As a result, management has concluded that the material weaknesses in ICFR have been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Other than the remediation of the material weaknesses described above, there were no changes in our ICFR (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our ICFR.

Limitations on Effectiveness of Controls and Procedures

Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our ICFR will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

(c) Audit Report of the Registered Public Accounting Firm.

The Company’s independent registered public accounting firm, RSM US LLP, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in its report, which appears below under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewtekOne Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited NewtekOne Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and our report dated March 17, 2025, expressed an unqualified opinion.

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
March 17, 2025

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
We have adopted an insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors, officers and employees and other covered persons, as well as the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards, as applicable. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
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

4.5
Form of Global Note with respect to the 5.75% Notes due 2024 (Incorporated by reference to Exhibit d.9 to Newtek’s Post-Effective Amendment No. 7 to its Registration Statement on Form N-2, No. 333-224976, filed July 29, 2019).

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

10.3
Mortgage Warehouse Loan and Security Agreement, by and between NBL SPV III, LLC and One Florida Bank, dated September 21, 2021 (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 814-010305), filed November 12, 2021).

10.4
Master Repurchase Agreement, by and between NBL SPV II, LLC and Deutsche Bank AG, dated March 18, 2021 (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 814-010305), filed November 12, 2021).

10.5	Newtek Business Services Corp. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Newtek’s Registration Statement on Form S-8 (File No. 333-212679), filed July 26, 2016).

10.6
Form of Restricted Stock Award Agreement - 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36742), filed April 1, 2024).

10.7
NewtekOne 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-36742), filed August 7, 2023).

10.8
Form of Restricted Stock Award Agreement - 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-36742), filed November 9, 2023).

10.9
NewtekOne 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-36742), filed August 7, 2023).

10.10
Employment Agreement by and between NewtekOne, Inc., Newtek Bank N.A., and M. Scott Price dated as of May 16, 2023 (incorporated by reference to Exhibit 10.1 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-36742), filed November 9, 2023).

10.11
Amendment to Employment Agreement by and between NewtekOne, Inc., Newtek Bank N.A., and M. Scott Price dated as of July 1, 2023 (incorporated by reference to Exhibit 10.2 to Newtek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-36742), filed November 9, 2023).

10.12	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.25 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36742), filed April 1, 2024).

10.13
Amendment to Employment Agreement by and between NewtekOne, Inc. and Barry Sloane dated as of January 1, 2025 (incorporated by reference to Item 5.02 to Newtek’s Current Report on Form 8-K (File No. 001-36742), filed January 3, 2025).

14.1
Code of Ethics (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

19.1	NewtekOne, Inc. Statement of Policy on Insider Trading

21.1	Subsidiaries of the Registrant filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Principal Executive Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.2	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

31.3	Certification by Principal Accounting Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.3	Certification by Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

97.1	NewtekOne Clawback Policy (incorporated by reference to Exhibit 97.1 to Newtek’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36742), filed April 1, 2024).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: March 17, 2025	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: March 17, 2025	By:	/S/ M. SCOTT PRICE
M. Scott Price
Chief Financial Officer (Principal Financial Officer)

Date: March 17, 2025	By:	/S/ FRANK DEMARIA
Frank DeMaria
Chief Accounting Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2025
Barry Sloane

/S/ M. SCOTT PRICE	Chief Financial Officer (Principal Financial Officer)	March 17, 2025
M. Scott Price

/S/ FRANK DEMARIA	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2025
Frank DeMaria

/S/ RICHARD SALUTE	Director	March 17, 2025
Richard Salute

/S/ SALVATORE MULIA	Director	March 17, 2025
Salvatore Mulia

/S/ GREGORY ZINK	Director	March 17, 2025
Gregory Zink

/S/ CRAIG BRUNET	Director	March 17, 2025
Craig Brunet

/S/ PETER DOWNS	Director	March 17, 2025
Peter Downs

/S/ FERNANDO PEREZ-HICKMAN	Director	March 17, 2025
Fernando Perez-Hickman

/S/ HALLI RAZON-FEINGOLD	Director	March 17, 2025
Halli Razon-Feingold

NEWTEKONE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewtekOne Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of NewtekOne Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 17, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Valuation of loans held for sale and loans held for investment, measured at fair value—Accrual and Non-accrual loans
As described in Notes 2, 5, and 10 to the consolidated financial statements, the Company has loans held for sale and loans held for investment, which are measured at fair value using unobservable inputs and assumptions, and as such the Company’s loans held for sale and loans held for investment, which are measured at fair value as of December 31, 2024 are classified as level 3 within the fair value hierarchy as described in Note 10. Determining the fair value of the Level 3 loans held for sale and loans held for investment, which are measured at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, historical credit losses, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions. As of December 31, 2024, total Level 3 loans held for sale and loans held for investment, which are measured at fair value had a fair value of $372.3 and $369.7 million, respectively.

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

Valuation of servicing assets, at fair value
As described in Notes 2, 7 and 10 to the consolidated financial statements, servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at fair value at each reporting date and the Company reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. The Company’s servicing assets, at fair value are measured at fair value using unobservable inputs and assumptions. As such the Company’s servicing assets for the nonbank subsidiaries as of December 31, 2024, is classified as Level 3 within the fair value hierarchy as described in Note 10. Determining the fair value of the Level 3 servicing assets, at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, discount rate, servicing costs, default rate, prepayment rate, and the impact of economic conditions. As of December 31, 2024, total Level 3 servicing assets recorded at fair value had a balance of $22.1 million.

We identified the valuation of servicing assets, at fair value as a critical audit matter because of the judgments necessary for management to select and apply valuation techniques and assumptions, the high degree of auditor judgment involved, and the extensive audit effort involved in testing the valuations. Our audit procedures related to the valuation of the servicing assets included the following, among others:

•We obtained an understanding of and evaluated the methods and assumptions management uses to value the servicing assets, at fair value.

•We tested the completeness and accuracy of information used in the valuations by agreeing the total principal balance, interest rate, interest type, and maturity date of the loans sold in the schedules to the loan subledger.

•With the assistance of valuation specialists, developed an independent estimate of fair value for servicing assets or tested management’s fair value estimates as of December 31, 2024.

•We reviewed the significant assumptions (e.g. discount rate, prepayment rate, default rate and servicing cost) used by externally engaged and internal valuation specialist for reasonableness.

Allowance for credit losses on loans
As described in Notes 2 and 5 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. The Company’s consolidated allowance for credit losses on loan balances was $30.2 million at December 31, 2024. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

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

Our audit procedures related to this critical audit matter included the following, among others:
•We tested the completeness and accuracy of data used by management in determining inputs to the PD and LGD by agreeing those inputs to internal or external information sources.

•We evaluated management’s judgments used in the identification of peer banks for PD and LGD calculations by comparing peer banks to external information sources.

•We evaluated management’s forecasts of future economic indicators for reasonableness, which included unemployment, housing price index, and national GDP growth, among others, by comparing these forecasts to external and internal information sources.

•We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2013.

Hartford, Connecticut
March 17, 2025

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$6,941	$15,398
Restricted cash	28,226	30,919
Interest bearing deposits in banks	346,207	137,689
Total cash and cash equivalents	381,374	184,006
Debt securities available-for-sale, at fair value	23,916	32,171
Loans held for sale, at fair value	372,286	118,867
Loans held for sale, at LCM	58,803	56,607
Loans held for investment, at fair value	369,746	469,801
Loans held for investment, at amortized cost, net of deferred fees and costs	621,651	336,305
Allowance for credit losses	(30,233)	(12,574)
Loans held for investment, at amortized cost, net	591,418	323,731
Federal Home Loan Bank and Federal Reserve Bank stock	3,585	3,635
Settlement receivable	52,465	62,230
Joint ventures and other non-control investments, at fair value (cost of $44,039 and $38,660), respectively	57,678	41,587
Goodwill and intangibles	14,752	30,120
Right of use assets	5,688	5,701
Deferred tax asset, net	—	5,230
Servicing assets, at fair value	22,062	29,336
Servicing assets, at LCM	24,195	10,389
Other assets	60,636	56,102
Assets held for sale	21,308	—
Total assets	$2,059,912	$1,429,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$11,142	$10,053
Interest-bearing	961,910	453,452
Total deposits	973,052	463,505
Borrowings	708,041	644,122
Dividends payable	5,233	4,792
Lease liabilities	6,498	6,952
Deferred tax liabilities, net	2,244	—
Due to participants	21,532	23,796
Accounts payable, accrued expenses and other liabilities	40,806	37,300
Liabilities directly associated with assets held for sale	6,224	—
Total liabilities	1,763,630	1,180,467
Commitment and contingencies (Note 15)
Shareholders' Equity:
Preferred stock (par value $0.02 per share; authorized 20 shares, 20 shares issued and outstanding)	19,738	19,738
Common stock (par value $0.02 per share; authorized 199,980 shares, 26,291 and 24,680 shares issued and outstanding, respectively)	526	492
Additional paid-in capital	218,266	200,913
Retained earnings	57,773	28,051
Accumulated other comprehensive income (loss), net of income taxes	(21)	(148)
Total shareholders' equity	296,282	249,046
Total liabilities and shareholders' equity	$2,059,912	$1,429,513

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for Per Share Data)

	Year Ended December 31,
	2024 Financial Holding Company	2023 Financial Holding Company	2022 Investment Company
Interest income
Debt securities available-for-sale	$1,482	$1,518	$—
Loans and fees on loans	110,892	84,001	35,696
Interest from affiliates	—	—	2,921
Other interest earning assets	9,044	8,854	—
Total interest income	121,418	94,373	38,617
Interest expense
Deposits	28,690	15,849	—
Notes and securitizations	45,454	40,217	21,780
Bank and FHLB borrowings	6,969	11,673	3,998
Notes payable related parties	—	—	547
Total interest expense	81,113	67,739	26,325
Net interest income	40,305	26,634	12,292
Provision for credit losses	26,216	11,704	—
Net interest income after provision for credit losses	14,089	14,930	12,292
Noninterest income
Dividend income	1,519	1,757	24,657
Net loss on loan servicing assets	(12,665)	(4,282)	(10,095)
Servicing income	20,087	18,289	13,698
Net gains on sales of loans	97,183	51,467	56,901
Net gain (loss) on loans under the fair value option	5,200	18,008	(26,504)
Technology and IT support income	19,643	24,916	—
Electronic payment processing income	46,049	42,855	—
Other noninterest income	40,296	23,762	34,221
Total noninterest income	217,312	176,772	92,878
Noninterest expense
Salaries and employee benefits expense	77,931	65,708	20,186
Technology services expense	12,261	14,272	—
Electronic payment processing expense	19,878	18,327	—
Professional services expense	15,813	13,077	7,134
Other loan origination and maintenance expense	13,770	9,433	30,746
Depreciation and amortization	1,784	2,884	239
Loss on extinguishment of debt	—	271	417
Other general and administrative costs	21,272	22,357	7,673
Total noninterest expense	162,709	146,329	66,395
Net income before taxes	68,692	45,373	38,775
Income tax expense (benefit)	17,839	(1,956)	6,464
Net income	50,853	47,329	32,311
Dividends to preferred shareholders	(1,600)	(1,454)	—
Net income available to common shareholders	$49,253	$45,875	$32,311
Earnings per common share:
Basic	$1.97	$1.89	$1.34
Diluted	$1.96	$1.88	$1.34

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, except for Per Share Data)

	Year Ended December 31,
	2024 Financial Holding Company	2023 Financial Holding Company	2022 Investment Company
Net income	$50,853	$47,329	$32,311
Other comprehensive gain (loss) before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	183	(201)	—
Other comprehensive gain (loss) before tax	183	(201)	—
Income tax (benefit) expense	(56)	53	—
Other comprehensive income (loss), net of tax	127	(148)	—
Comprehensive income	$50,980	$47,181	$32,311

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	24,680	$492	20	$19,738	$200,913	$(148)	$28,051	$249,046
Stock-based compensation expense, net of forfeitures	—	—	—	—	4,040	—	—	4,040
Dividends declared related to RSA, net of accrued dividends forfeited	33	—	—	—	420	—	(420)	—
Purchase of vested stock for employee payroll tax withholding	(25)	—	—	—	(299)	—	—	(299)
Restricted stock awards, net of forfeitures	513	12	—	—	—	—	—	12
Retirement of common shares	(30)	(1)	—	—	(401)	—	—	(402)
ESPP issuances	20	—	—	—	227	—	—	227
Issuance of common stock, net of offering costs	1,100	23	—	—	13,366	—	—	13,389
Dividends declared common shares ($0.38/share)	—	—	—	—	—	—	(19,111)	(19,111)
Dividends declared preferred shares ($80.00/share)	—	—	—	—	—	—	(1,600)	(1,600)
Net income (loss)	—	—	—	—	—	—	50,853	50,853
Other comprehensive income, net of tax	—	—	—	—	—	127	—	127
Balance at December 31, 2024	26,291	$526	20	$19,738	$218,266	$(21)	$57,773	$296,282

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(As Restated)
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Accumulated undistributed earnings	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	24,609	$492	—	$—	$354,243	$—	$20,623	$—	$375,358
Conversion from BDC to Bank Holding Company Adjustments:
Change in presentation	—	—	—	—	20,623	—	(20,623)	—	—
Removal of fair value adjustments	—	—	—	—	(138,043)	—	—	—	(138,043)
Consolidation of controlled investments	—	—	—	245	(57,961)	—	—	(143)	(57,859)
Reassessment of deferred tax assets and liabilities	—	—	—	—	19,266	—	—	—	19,266
DRIP shares issued	16	—	—	—	216	—	—	—	216
Stock-based compensation expense, net of forfeitures	—	—	—	—	2,828	—	—	—	2,828
Dividends declared related to RSA, net of accrued dividends forfeited	16	—	—	—	218	—	—	(218)	—
Purchase of vested stock for employee payroll tax withholding	(17)	(1)	—	—	(533)	—	—	—	(534)
Restricted stock awards, net of forfeitures	52	1	—	—	—	—	—	—	1
ESPP issuances	4	—	—	—	56	—	—	—	56
Issuance of preferred stock	—	—	20	20,000	—	—	—	—	20,000
Preferred stock issuance costs	—	—	—	(507)	—	—	—	—	(507)
Dividends declared common shares ($0.54/share)	—	—	—	—	—	—	—	(17,463)	(17,463)
Dividends declared preferred shares ($72.44/share)	—	—	—	—	—	—	—	(1,454)	(1,454)
Net income (loss)	—	—	—	—	—	—	—	47,329	47,329
Other comprehensive loss, net of tax	—	—	—	—	—	(148)	—	—	(148)
Balance at December 31, 2023	24,680	$492	20	$19,738	$200,913	$(148)	$—	$28,051	$249,046

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

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2024	2023	2022
	Financial Holding Company	Financial Holding Company	Investment Company
Cash flows from operating activities:
Net income	$50,853	$47,329	$32,311
Adjustments to reconcile net income to net cash used in operating activities:
Net appreciation on joint ventures and other non-control investments	(10,712)	(3,219)	—
Net unrealized appreciation on controlled investments	—	—	(24,321)
Net (gain) loss on loans accounted for under the fair value option	(5,200)	(18,008)	26,504
Loan servicing asset revaluation	12,665	4,282	10,095
Net unrealized (appreciation) depreciation on derivative transactions	(1,344)	699	(183)
Unrealized loss on assets classified as held for sale	616	—	—
Net gain on sales of loans	(97,183)	(51,467)	(56,901)
Net accretion of premium/discount	(836)	(675)	—
Loss on extinguishment of debt	—	271	417
Amortization of deferred financing costs	4,564	4,052	2,494
Provision for credit losses	26,216	11,704	—
Lower of cost or market adjustment on loans held for sale	(73)	—	—
Bad debt expense, net of recoveries	1,059	3,637	—
Stock compensation expense	4,062	2,828	—
Deferred income tax expense (benefit)	10,403	(4,800)	6,464
Depreciation and amortization	1,784	2,884	239
Proceeds from sale of loans held for sale	817,869	695,461	691,219
Purchase of loans held for sale	—	—	(2,404)
Sale (purchase) of loans held for sale from affiliate	140,009	(5,279)	—
Funding of loans held for sale	(1,125,131)	(783,035)	(775,577)
Funding of controlled investments	—	—	(53,198)
Funding of non-control/affiliate investment	—	—	(360)
Principal received on loans held for sale	18,898	12,235	74,287
Principal received from controlled investments	—	—	6,970
Return of investments from controlled investments	—	—	48,709
Other, net	(230)	—	3,257
Changes in operating assets and liabilities:
Settlement receivable	9,765	(62,230)	44,537
Income tax payable	19	(4,040)	—
Dividends receivable	—	493	—
Due to/from related parties	(91)	(165)	2,778
Other assets	(13,660)	7,432	1,816
Assets classified as held for sale	(1,497)	—	—
Liabilities directly associated with assets classified as held for sale	(174)	—	—
Dividends payable	441	4,776	—
Due to participants	(2,264)	(11,832)	(110,598)
Accounts payable, accrued expenses and other liabilities	6,158	(22,552)	9,021
Other, net	—	—	6

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2024	2023	2022
	Financial Holding Company	Financial Holding Company	Investment Company
Net cash used in operating activities	(153,014)	(169,219)	(62,418)

Cash flows from investing activities:
Net decrease in loans held for investment, at fair value	66,817	29,349	—
Net increase in loans held for investment, at cost	(278,539)	(169,003)	—
Contributions to joint ventures and other non-control investments	(25,680)	(14,550)	—
Return of capital from joint ventures and other non-control investments	20,301	564	—
Purchase of fixed assets	(439)	(458)	(11)
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	50	(2,112)	—
Purchases of available-for-sale securities	(33,021)	(27,167)	—
Maturities of available-for-sale securities	41,460	—	—
Acquisitions, net of cash acquired	—	11,142	—
Net cash used in investing activities	(209,051)	(172,235)	(11)

Cash flows from financing activities:
Net borrowings (paydowns) on bank notes payable	71,613	(78,663)	5,885
Net increase in deposits	508,577	324,705	—
Repayment of Federal Home Loan Bank advances	(7,959)	(4,895)	—
Proceeds from common shares sold, net of offering costs	13,818	—	2,019
Proceeds from preferred stock, net of offering costs	—	19,493	—
Net repayments under related party line of credit	—	—	12,800
Proceeds from 2025 5.00% Notes	—	—	30,000
Proceeds from 2025 8.125% Notes	—	50,000	—
Proceeds from 2028 8.00% Notes	—	40,000	—
Redemption of 2024 Notes	(38,250)	—	—
Redemption of 2025 6.85% Notes	—	—	(15,000)
Proceeds from 2029 8.50% Notes	71,875	—
Proceeds from 2029 8.625% Notes	75,000	—
Payments on Notes Payable - Securitization Trusts	(106,992)	(90,780)	(82,817)
Issuance of Notes Payable - Securitization Trusts	—	103,860	116,210
Dividends paid, net of dividend reinvestment plan	(20,252)	(14,147)	(64,544)
Payments of deferred financing costs	(6,039)	(4,650)	(2,552)
Proceeds from common stock issued under ESPP	207	51
Purchase of vested stock for employee payroll tax withholding	(299)	—	(826)
Retirement of common shares	(402)	—	—
Net cash provided by financing activities	560,897	344,974	1,175
Net increase in cash and restricted cash	198,832	3,520	(61,254)
Cash and restricted cash—beginning of period (Note 2)	184,006	125,606	186,860
Consolidation/(deconsolidation) of cash and restricted cash from controlled investments related to business combinations and dispositions, net of cash paid	(1,464)	54,880	—
Cash and restricted cash—end of period (Note 2)	$381,374	$184,006	$125,606

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2024	2023	2022
	Financial Holding Company	Financial Holding Company	Investment Company
Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$4,569	$2,978	$3,466
Dividends declared but not paid during the period	$5,237	$4,363	$2,118
Issuance of common shares under dividend reinvestment plan	$—	$219	$1,614

Supplemental disclosure of cash flow information:		(as restated)	(as restated)
Interest paid	$79,192	$66,471	$25,348
Income taxes paid	$7,429	$6,884	$—

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The Company is a financial holding company that is a leading provider of business and financial solutions to independent business owners (SMBs) and provides SMBs with the following Newtek® branded business and financial solutions: Newtek Banking, Newtek Alternative Lending, Newtek Technology, Newtek Payments, Newtek Insurance, and Newtek Payroll.

NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank; NSBF; NMS (and its subsidiary Mobil Money); NBC; PMT; NIA; TAM; POS; NALH; NCL; and NTS.

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

NTS Sale

As a result of the Company’s entry into the NTS Sale Agreement and its completion of the NTS Sale on January 2, 2025, the Company reported NTS as Held for Sale as of December 31, 2024. See NOTE 25—SUBSEQUENT EVENTS: Sale of NTS.

In addition, as of the date of the NTS Sale, the Company has concluded that the assets, liabilities and operations of NTS do not qualify for Discontinued Operations as of December 31, 2024. See NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

Reclassifications and Restatements

Certain prior period amounts, to the extent comparable, have been reclassified to conform to the current period presentation.

The supplemental disclosure of cash flow information for interest paid was restated for December 31, 2023 and 2022 as a result of the previously disclosed material weaknesses and restatements described in the 2023 Annual Report on Form 10-K.

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

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of December 31, 2024, cash deposits in excess of insured amounts totaled $30.3 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of December 31, 2024.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittance s to third parties, cash reserves established as part of agreements with the SBA, cash reserves associated with consolidated securitization transactions, and cash margin as collateral for derivative instruments. As of December 31, 2024 and 2023, total restricted cash was $28.2 million and $30.9 million, respectively.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash and due from banks, restricted cash, and interest bearing deposits in banks as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash and due from banks	$6,941	$15,398
Restricted cash	28,226	30,919
Interest bearing deposits in banks	346,207	137,689
Total cash and cash equivalents	$381,374	$184,006

	December 31, 2024	December 31, 2023
Cash held at Federal Reserve Bank[1]	$345,680	$137,434
Cash held at other financial institutions	35,694	46,572
Total cash and cash equivalents	$381,374	$184,006
1 Subject to changes in the Federal Funds rate set by the Federal Open Market Committee

Debt securities, available for sale, at fair value

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

At amortized cost, net of deferred fees and costs: Loans are reported at their principal amount outstanding, net of charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. Premiums or discounts on purchased portfolios are amortized or accreted to income using the level yield method over the remaining period to contractual maturity. Currently, all LHI at amortized cost, net of deferred fees and costs, are originated and carried at Newtek Bank and have a weighted average life of five years. Newtek Bank originates SBA 7(a) loans, under its PLP status, and typically sells the guaranteed portions and holds the unguaranteed portions for investment. Newtek Bank also holds CRE and C&I loans for investment.

At fair value: On a quarterly basis, management determines the fair values of the retained unguaranteed portions of SBA 7(a) loans HFI, and unrealized changes in FV are recognized in the income statement. The loans within this portfolio were originated by NSBF. NSBF ceased originating new loans in April 2023 when all new SBA 7(a) loan originations were transitioned to Newtek Bank. (See Historical Business Regulation and Taxation, for a discussion of the wind-down of NSBF’s operations.) Refer to the “Fair Value and the Fair Value Option” section below for further information on loans HFI carried at FV under the FV option.

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

At fair value: The Company originates ALP loans (formerly referred to as our nonconforming conventional loans), which are either HFS or HFI, via its nonbank subsidiary and joint ventures. ALP loans are carried at FV. The Company also originated SBA 504 loans HFS prior to the Acquisition through its nonbank subsidiaries. SBA 504 loans HFS held at NALH are accounted for under the FV option. ALP loans are held at NALH, NCL JV, and TSO JV and are also accounted for under the FV option. Additionally, the existing government guaranteed portion of SBA 7(a) loans held at NSBF are also HFS at FV. Refer to the “Fair Value and the Fair Value Option” section below for further information on loans HFS carried at FV under the FV option.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the year ended December 31, 2024 or 2023.
Level 1 investments were valued using quoted market prices. Level 2 investments were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities.

The Company has two joint venture investments, TSO JV and NCL JV. The Company uses a discounted cash flow methodology and adjusts the NAV of the entity by a fair value adjustment for the fixed rate debt liability.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition recent changes in inflation and base interest rates, supply chain disruptions, significant market volatility, risk of recession, recent economic and market events, unrelated bank failures and declines in depositor confidence in depository institutions, the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China could further negatively impact the fair value of the Company’s investments after December 31, 2024, in addition to other circumstances and events that are not yet known.

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

Any changes to the valuation methodology are reviewed by management to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in NOTE 10—FAIR VALUE MEASUREMENTS.

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

SBA 7(a):     The SBA 7(a) portfolio includes loans originated under the federal SBA 7(a) Program. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender licensed by the SBA may underwrite loans between $5.0 thousand and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The guaranteed portion of the loans are HFS and carried at LCM and therefore are not subject to CECL. The unguaranteed portion of the loans that are held on balance sheet at amortized cost are subject to CECL. In the context of CECL, these SBA 7(a) loans are held at Newtek Bank.

Individually Evaluated Loans. Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. Management defines these loans as nonaccrual loans with exposure above $50 thousand. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral or going concern, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024 and 2023, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at year-end but have not yet settled. The guaranteed portion of SBA 7(a) principal balances that have been sold but not yet settled as of December 31, 2024 and 2023 was $47.4 million and $56.5 million, respectively. The settlement receivable also includes $5.0 million and $5.7 million of premiums, which have been recognized in Net Gains on Sales of Loans as of December 31, 2024 and 2023, respectively.

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

Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. Refer to NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE for a discussion of assets and liabilities associated with assets held for sale at December 31, 2024.

Goodwill and Intangible Assets

Goodwill is an indefinite lived asset, which is not amortized and is instead subject to impairment testing, at least annually. Intangible assets, which are the banking core deposits intangibles, have finite lives are amortized over an estimated useful life of 120 months. (See NOTE 8—GOODWILL AND INTANGIBLE ASSETS.)

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

Leases - Right of use assets and lease liabilities

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to fifteen years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
Assets owned by securitization trusts are included in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of the Company. From 2010 through December 31, 2024, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans. A securitization uses a special purpose entity (the “Trust”), which is considered a variable interest entity (VIE). Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicles, based on its power to direct activities through its role as servicer for the Trusts and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. The Company therefore consolidates the entities using the carrying amounts of the Trusts’ assets and liabilities and reflects the assets in SBA 7(a) Unguaranteed Loans and reflects the associated financing in Notes Payable - Securitization trusts on the Consolidated Statements of Assets and Liabilities.

The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees from the guaranteed portions of SBA 7(a) loans they originate and sell. The Company has also recorded servicing assets/liabilities on loans sold where the Company retained an obligation to service the loan sold. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are initially measured at FV and subsequently measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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

Non-Interest Income
Dividend income
Dividend income is recognized on an accrual basis for equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on equity securities, we assess many factors, including the joint ventures’ and other non-controlled equity investments’ cumulative undistributed income and operating cash flow. Cash distributions from equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment.

Servicing income

The Company earns servicing income related to the guaranteed portions of SBA 7(a) and ALP loans sold into the secondary market. These recurring servicing fees are earned and recorded daily. Servicing income is earned for the full term of the loan or until the loan is repaid.

Technology and IT support income

Our technology segment (NTS) sells a range of services and goods, including managed IT services, product and procurement services, professional services, webhosting, secure private cloud hosting, and backup and disaster recovery. Our technology segment sells hardware and software products on both a stand-alone basis without any services and as solutions bundled with services. When our technology segment provides a combination of hardware and software products with the provision of services, it separately identifies its performance obligations under its contract with the customer as the distinct goods (hardware and/or software products) or services that will be provided. The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each distinct performance obligation in proportion to its stand-alone selling price. The stand-alone selling price is the price at which it would sell a promised good or service separately to a customer. Our technology segment estimates the price based on observable inputs, including direct labor hours and allocatable costs, or uses observable stand-alone prices when they are available. Our technology segment’s professional services include the design and implementation of a wide range of IT products and services. Such services are typically provided by us or third-party sub-contractor vendors on a stand-alone basis.

Revenue is measured based on the consideration specified in a contract with a customer. Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from such cloud services is recognized ratably over the period in which the cloud services are provided. We otherwise recognize revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a customer. We recognize revenue from sale of services as we perform the underlying services, typically based on time and materials basis based upon hours incurred for the performance completed to date for which we have the right to consideration. We recognize revenue on sales of goods at a point in time when customer takes control of goods, which typically occurs when title and risk of loss have passed to the customer. We recognize revenue on a gross basis for each of its services and product offerings principally because it is primarily responsible for fulfilling the promise to provide specified goods or service and it has discretion in establishing the price of specified good or service.

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, we recognize a receivable for revenue related to our transaction or volume-based contracts when earned regardless of whether amounts have been billed. We present such receivables in accounts receivable, net in our consolidated balance sheets We maintain an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgment, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. Our contract assets and liabilities are reported at the end of each reporting period. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing difference between our performance obligations and the customer’s payment. We receive payments from customers based on the terms established in our contracts, which may vary generally by contract type.
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing difference between our performance obligations and the customer’s payment. We receive payments from customers based on the terms established in our contracts, which may vary generally by contract type.

On January 2, 2025, the Company completed the NTS Sale to Paltalk. Refer to “NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION” - Sale of NTS.

Electronic payment processing income

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

Electronic payment processing and fee income is derived from NMS’s electronic processing of credit and debit card transactions that are authorized and captured through third-party networks. Typically, merchants are charged for these processing services by applying a percentage to the dollar amount of each transaction plus a flat fee per transaction. Certain merchant customers are charged miscellaneous fees, including fees for handling charge-backs or returns, monthly minimum fees, statement fees and fees for other miscellaneous services. Revenues derived from the electronic processing of MasterCard®, Visa®, American Express® and Discover® sourced credit and debit card transactions are reported net of certain transaction-related costs.

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

ASU 2014-09, "Revenues from Contracts with Customers (“Topic 606”)" (“ASC 606”) requires that the Company determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the years ended December 31, 2024 and and 2023, substantially all of the Company’s revenues were recognized at a point in time.

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

Non-Interest Expense

Electronic Payment Processing Costs
Electronic payment processing costs consist principally of costs directly related to the processing of merchant sales volume, bank processing fees, amounts paid to NMS’ sponsoring banks and costs paid to third-party processing networks. Such costs are recognized at the time the merchant transactions are processed or when the services are performed.

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

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. See NOTE 21—INCOME TAXES.

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and its political subdivisions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The Company’s U.S. federal and state income tax returns prior to fiscal year 2021 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Interest and penalties assessed by tax jurisdictions for income tax matters are presented as income tax expense on the consolidated statement of income.

Formerly, as a RIC ending with the Company’s December 31, 2022 fiscal year end, the Company was not subject to corporate level income tax. Beginning on January 1, 2023 with the start of the 2023 fiscal year, the Company no longer qualifies as a RIC and is subject to corporate level income tax. See NOTE 21—INCOME TAXES.

Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has five reportable operating segments: Banking, NALH, Non-Bank SBA 7(a) Lending, Technology, and Payments as discussed more fully in NOTE 22—SEGMENTS. In determining the appropriateness of a segment definition, the Company considers the criteria of FASB ASC 280, Segment Reporting.

Business Combinations

Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recognized as goodwill. Items such as acquired income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. Business combinations are included in the consolidated financial statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Company operations. Acquisition-related costs are expensed in the period incurred and presented within the applicable non-interest expense category. Additional information regarding the Company’s acquisitions can be found within NOTE 3—BUSINESS COMBINATIONS, which relates to the 2023 acquisition of NBNYC. There were no acquisitions during 2024.

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

Improvements to Reportable Segment Disclosures (ASU 2023-07): In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of this guidance is to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. This ASU requires that an entity disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the CODM and are included within the reported measure of segment profit or loss. This ASU also requires an entity to disclose, on an interim and annual basis, other segment items by reportable segment, including a qualitative description of the composition of those items. This “other” category is defined as the difference between segment profit or loss and segment revenue less significant segment expenses. Entities are also required to disclose the title and position of the individual, or the name of the group or committee, identified as the CODM. The amendments are effective on January 1, 2024, for annual reporting, and January 1, 2025, for interim reporting, with early adoption permitted. The amendments must be applied using a retrospective approach. The Company adopted this guidance as of January 1, 2024 which resulted in enhanced disclosures of segment expenses within the consolidated financial statements beginning with its December 31, 2024 Form 10-K.

New Accounting Standards

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

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (ASU 2024-03): In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments (ASU 2024-04): In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

NOTE 3—BUSINESS COMBINATIONS:

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

Purchase price consideration	$21,281
Fair value of assets acquired:
Cash and due from banks	29,138
Interest-bearing deposits in banks	3,284
Total cash and cash equivalents	32,422

Available-for-sale securities (at fair value)	5,004
Other investments	1,226
Loans receivable	159,155
Federal Reserve Bank stock, at cost	54
Federal Home Loan Bank stock, at cost	1,470
Accrued interest receivable	353
Deferred income taxes	495
Goodwill	271
Core deposit intangible	1,040
Other assets	399
Total assets	$201,889
Fair value of liabilities assumed:
Deposits:
Demand	$21,878
Savings and NOW and Money Market	10,975
Certificates of deposit	104,162
Total deposits	137,015
Advances from the Federal Home Loan Bank	27,817
Accrued expenses and other liabilities	15,776
Total liabilities	$180,608

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

The Company incurred transaction costs related to the NBNYC Acquisition during the years ended December 31, 2023 and 2022 of $0.2 million and $2.3 million, respectively. These costs have been included in the Consolidated Statement of Operations in Professional services expense.

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Joint ventures and other non-control investments, at fair value	$44,039	$57,678	$38,660	$41,587
Debt securities available-for-sale, at fair value	23,934	23,916	32,372	32,171
Federal Home Loan Bank and Federal Reserve Bank stock	3,585	3,585	3,635	3,635
Total investments	$71,558	$85,179	$74,667	$77,393

The Company’s Investments in Joint Ventures (JV) and Other Non-Control Investments

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

The following tables show certain summarized financial information for NCL JV:

Selected Statements of Assets and Liabilities Information (Unaudited)	December 31, 2024	December 31, 2023
Cash	$587	$612
Restricted cash	5,513	3,298
Loans, at FV (amortized cost of $52,751 and $68,404, respectively)	53,895	70,083
Other assets	1,737	1,614
Total assets	$61,732	$75,607

Securitization notes payable	$25,322	$38,805
Other liabilities	867	905
Total liabilities	26,189	39,710
Net assets	35,543	35,897
Total liabilities and net assets	$61,732	$75,607

Selected Statements of Operations Information (Unaudited)	Year Ended December 31,
	2024	2023	2022
Interest and other income	$4,984	$6,160	$6,966
Total expenses	1,797	2,524	2,916
Net investment income	3,187	3,636	4,050
Unrealized (depreciation) appreciation on investments	(536)	1,869	(4,494)
Net increase in net assets resulting from operations	$2,651	$5,505	$(444)

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

The following tables show certain summarized financial information for TSO JV:

Selected Statements of Assets and Liabilities Information (Unaudited)	December 31, 2024	December 31, 2023
Cash	$1,780	$4,401
Restricted cash	18,399	1,183
Loans, at FV (amortized cost of $173,654 and $62,695, respectively)	183,084	66,689
Other assets	5,112	1,374
Total assets	$208,375	$73,647

Bank notes payable	$—	$29,636
Securitization notes payable	140,224	—
Other liabilities	427	1,092
Total liabilities	140,651	30,728
Net assets	67,724	42,919
Total net assets	$208,375	$73,647

Selected Statements of Operations Information (Unaudited)	Year Ended December 31,
	2024	2023	2022
Interest and other income	$17,964	$3,823	$101
Total expenses	9,813	4,430	385
Net investment income	8,151	(607)	(284)
Unrealized appreciation (depreciation) on investments	5,438	2,580	1,412
Realized loss on investments	—	(16)	—
Realized gain (loss) on derivative transactions	(391)	399	—
Unrealized (loss) gain on derivative transactions	694	(911)	218
Net increase in net assets resulting from operations	$13,892	$1,445	$1,346

Transactions with Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Transactions related to our joint ventures and other non-controlled investments for the years ended December 31, 2024 and 2023 were as follows:

Company	Fair Value at December 31, 2023	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at December 31, 2024	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$19,400	$—	$—	$(600)	$18,800	$1,503
Newtek TSO II Conventional Credit Partners, LP	21,459	25,642	(20,185)	11,184	38,100	—
Total Joint Ventures	$40,859	$25,642	$(20,185)	$10,584	$56,900	$1,503

Other Non-Control Investments
EMCAP Loan Holdings, LLC	$368	$—	$(116)	$68	$320	$16
Biller Genie Software, LLC	360	38	—	60	458	—
Total Other Non-Control Investments	$728	$38	$(116)	$128	$778	$16

Total Joint Ventures and Other Non-Control Investments	$41,587	$25,680	$(20,301)	$10,712	$57,678	$1,519

Company	Fair Value at December 31, 2022	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at December 31, 2023	Dividend Income
Joint Ventures
Newtek Conventional Lending, LLC	$16,587	$248	$—	$2,565	$19,400	$1,641
Newtek TSO II Conventional Credit Partners, LP	6,435	14,302	—	722	21,459	—
Total Joint Ventures	$23,022	$14,550	$—	$3,287	$40,859	$1,641

Other Non-Control Investments
EMCAP Loan Holdings, LLC	$1,000	$—	$(564)	$(68)	$368	$116
Biller Genie Software, LLC	360	—	—	—	360	—
Total Other Non-Control Investments	$1,360	$—	$(564)	$(68)	$728	$116

Total Joint Ventures and Other Non-Control Investments	$24,382	$14,550	$(564)	$3,219	$41,587	$1,757

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of debt securities available-for-sale by major type as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$23,934	$11	$29	$23,916	$29,372	$—	$67	$29,305
Government agency debentures	—	—	0		3,000	—	134	2,866
Total	$23,934	$11	$29	$23,916	$32,372	$—	$201	$32,171

As of December 31, 2024 and December 31, 2023, there was $30.4 thousand and $0.2 million of accrued interest receivable on available-for-sale securities, respectively, included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the years ended December 31, 2024 and 2023, securities sold or settled were as follows:

	Year Ended December 31,
	2024		2023
	#	$	#	$
Securities sold or settled	5	$42,500	—	$—

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of debt securities available-for-sale by length of time each major security type has been in a continuous unrealized loss position:

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$12,061	$27	$—	$—	2	$12,061	$27
Government agency debentures	—	—	—	—	—	—	—
Total	$12,061	$27	$—	$—	$2	$12,061	$27

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$29,304	$67	$—	$—	1	$29,304	$67
Government agency debentures	2,867	134	—	—	2	2,867	134
Total	$32,171	$201	$—	$—	3	$32,171	$201

Management evaluates debt securities available-for-sale debt to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. The evaluation considers the extent to which the security’s fair value is less than cost, the financial condition and near-term prospects of the issuer, and intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. These unrealized losses are primarily the result of non-credit-related volatility in the market and market interest rates. Since none of the unrealized losses relate to marketability of the securities or the issuers' ability to honor redemption obligations and the Company has the intent and ability to hold the securities for a sufficient period of time to recover unrealized losses, none of the losses have been recognized in the Company’s Consolidated Statements of Income.

Contractual Maturities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale by contractual maturity:

	December 31, 2024		At December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$15,833	$15,838	$32,372	$32,171
After 1 year through 5 years	8,101	8,078	—	—
Total	$23,934	$23,916	$32,372	$32,171

Other information

The following table summarizes Newtek Bank’s debt securities available-for-sale pledged for deposits, borrowings, and other purposes:

	December 31, 2024	December 31, 2023
Pledged for deposits	$—	$—
Pledged for borrowings and other	23,916	30,730
Total pledged	$23,916	$30,730

NOTE 5—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value includes SBA 7(a) loans originated by NSBF. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans by NSBF where the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by collateral type for loans HFI, at fair value:

	Loans HFI, at Fair Value
	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
CRE	$162,894	$175,353	$203,882	$218,334
Residential Real Estate	69,667	67,474	94,877	88,051
Machinery and Equipment¹	60,460	56,454	74,691	67,069
Accounts Receivable and Inventory	59,449	54,267	80,746	74,596
Unsecured	5,643	5,644	6,851	6,898
Other²	13,033	10,554	21,516	14,853
Total	$371,146	$369,746	$482,563	$469,801
1 Machinery and Equipment includes one loan at NewtekOne of $4.7 million Cost and $4.6 million Fair value as of December 31, 2024, and $5.0 million Cost and $3.6 million Fair Value as of December 31, 2023.
2 Other includes one loan at NewtekOne of $2.0 million Cost and $1.1 million Fair Value as of December 31, 2024, and two loans at $2.1 million Cost and $1.1 million Fair Value as of December 31, 2023.

Loans HFI, at amortized cost, net of deferred fees and costs
Loans HFI, at amortized cost, net of deferred fees and costs includes SBA 7(a) loans, CRE, and C&I loans originated and held by Newtek Bank. The following table shows the Company’s loan portfolio by loan type for loans HFI, at amortized cost:

	Loans HFI, at Amortized Cost
	December 31, 2024	December 31, 2023
SBA	$380,981	$163,918
CRE	191,831	163,803
C&I	47,558	8,191
Total Loans	620,370	335,912
Deferred fees and costs, net	1,281	393
Loans held for investment, at amortized cost, net of deferred fees and costs	$621,651	$336,305
Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of December 31, 2024
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90-119 Days	120+ Days
SBA, at fair value	$23,158	$18,400	$9,268	$—	$67,304	$118,130	$251,616	$369,746

	As of December 31, 2023
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90-119 Days	120+ Days
SBA, at fair value	$20,380	$16,075	$—	$—	$48,174	$84,629	$385,172	$469,801

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of December 31, 2024
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90-119 Days	120+ Days
At amortized cost
SBA	$11,264	$9,046	$—	$—	$21,706	$42,016	$338,965	$380,981
CRE	—	—	—	—	2,635	2,635	189,196	191,831
C&I	275	—	—	—	—	275	47,283	47,558
Total, at amortized cost	$11,539	$9,046	$—	$—	$24,341	$44,926	$575,444	$620,370
Deferred fees and costs								1,281
Total, at amortized cost net of deferred fees and costs								$621,651
Allowance for credit losses								(30,233)
Total, at amortized cost, net								$591,418

	As of December 31, 2023
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90-119 Days	120+ Days
At amortized cost
SBA	$3,637	$311	$—	$—	$752	$4,700	$159,218	$163,918
CRE	948	—	—	—	4,621	5,569	158,234	163,803
C&I	—	—	—	—	—	—	8,191	8,191
Total, at amortized cost	$4,585	$311	$—	$—	$5,373	$10,269	$325,643	$335,912
Deferred fees and costs								393
Total, at amortized cost net of deferred fees and costs								$336,305
Allowance for credit losses								(12,574)
Total, at amortized cost, net								$323,731

Credit Quality Indicators

The Company uses internal loan reviews to assess the performance of individual loans. In addition, an independent review of the loan portfolio is performed annually by an external firm. The goal of the Company’s annual review of each borrower’s financial performance is to validate the adequacy of the risk grade assigned.

The Company uses a grading system to rank the quality of each loan. The grade is periodically evaluated and adjusted as performance dictates. Loan grades 1 through 4 are passing grades and grade 5 is special mention. Collectively, grades 6 through 7 represent classified loans in Newtek Bank’s portfolio. The following guidelines govern the assignment of these risk grades:

Exceptional (1 Rated): These loans are of the highest quality, with strong, well-documented sources of repayment. These loans will typically have multiple demonstrated sources of repayment with no significant identifiable risk to collection, exhibit well-qualified management, and have liquid financial statements relative to both direct and indirect obligations.

Quality (2 Rated): These loans are of very high credit quality, with strong, well-documented sources of repayment. These loans exhibit very strong, well defined primary and secondary sources of repayment, with no significant identifiable risk of collection and have internally generated cash flow that more than adequately covers current maturities of long-term debt.

Satisfactory (3 Rated): These loans exhibit satisfactory credit risk and have excellent sources of repayment, with no significant identifiable risk of collection. These loans have documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources. They have adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

Acceptable (4 Rated): These loans show signs of weakness in either adequate sources of repayment or collateral but have demonstrated mitigating factors that minimize the risk of delinquency or loss. These loans may have unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time. These loans also include loans underwritten using projected and/or proforma financial information provided by the borrower. Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected performance. They may also contain marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

Special mention (5 Rated): These loans show signs of weaknesses in either adequate sources of repayment or collateral. These loans may contain underwriting guideline tolerances and/or exceptions with no mitigating factors; and/or instances where adverse economic conditions develop subsequent to origination that do not jeopardize liquidation of the debt but substantially increase the level of risk.

Substandard (6 Rated): Loans graded Substandard are inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral. Loans classified as Substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These loans are consistently not meeting the repayment schedule.

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

The following tables present asset quality indicators by portfolio class and origination year at December 31, 2024 and December 31, 2023:

December 31, 2024	Term Loans HFI by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$24,061	$112,058	$40,641	$20,379	$102,569	$299,708
Risk Grades 5-6	—	3,469	18,592	5,365	3,188	39,225	69,839
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	144	17	22	16	199
Total	$—	$27,530	$130,794	$46,023	$23,589	$141,810	$369,746
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$224,958	$110,735	$—	$—	$—	$—	$335,693
Risk Grades 5-6	7,475	32,753	—	—	—	—	40,228
Risk Grade 7	588	4,132	—	—	—	—	4,720
Risk Grade 8	85	255	—	—	—	—	340
Total	$233,106	$147,875	$—	$—	$—	$—	$380,981
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$51,889	$25,697	$33,235	$15,763	$395	$60,614	$187,593
Risk Grades 5-6	—	—	—	—	883	3,355	4,238
Risk Grade 7	—	—	—	—	—	—	—
Total	$51,889	$25,697	$33,235	$15,763	$1,278	$63,969	$191,831
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$44,251	$1,532	$—	$—	$—	$1,500	$47,283
Risk Grades 5-6	—	275	—	—	—	—	275
Risk Grade 7	—	—	—	—	—	—	—
Total	$44,251	$1,807	$—	$—	$—	$1,500	$47,558
Total	$329,246	$202,909	$164,029	$61,786	$24,867	$207,279	$990,116

December 31, 2023	Term Loans HFI by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
SBA, at fair value
Risk Grades 1-4	$34,289	$151,929	$53,998	$27,870	$52,175	$94,751	$415,012
Risk Grades 5-6	349	8,968	5,813	1,257	11,764	25,727	53,878
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	149	17	22	16	707	911
Total	$34,638	$161,046	$59,828	$29,149	$63,955	$121,185	$469,801
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$161,263	$—	$—	$—	$—	$—	$161,263
Risk Grades 5-6	2,655	—	—	—	—	—	2,655
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	—	—	—	—	—
Total	$163,918	$—	$—	$—	$—	$—	$163,918
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$53,567	$28,224	$14,590	$—	$8,888	$49,771	$155,040
Risk Grades 5-6	—	—	948	910	2,284	4,621	8,763
Risk Grade 7	—	—	—	—	—	—	—
Total	$53,567	$28,224	$15,538	$910	$11,172	$54,392	$163,803
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$6,174	$—	$—	$—	$—	$2,017	$8,191
Risk Grades 5-6	—	—	—	—	—	—	—
Risk Grade 7	—	—	—	—	—	—	—
Total	$6,174	$—	$—	$—	$—	$2,017	$8,191
Total	$258,297	$189,270	$75,366	$30,059	$75,127	$177,594	$805,713
Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024				December 31, 2023
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,408	$314	$10,852	$12,574	$—	$—	$—	$—
Adjustment to beginning balance due to PCD marks[1]	—	—	—	—	774	96	—	870
Charge offs	(236)	—	(7,836)	(8,072)	—	—	—	—
Recoveries	—	—		—	—	—	—	—
Provision for credit losses[2]	258	1	25,472	25,731	634	218	10,852	11,704
Ending balance	$1,430	$315	$28,488	$30,233	$1,408	$314	$10,852	$12,574
1 Given the January 6, 2023 transition to a financial holding company, the Company established an ACL with the beginning balance representing the purchased credit deteriorated loans acquired through the NBNYC Acquisition.
2 Excludes $0.5 million of Provision for credit losses relating to unfunded commitments for the year ended December 31, 2024, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The Company identified 145 and five loans as of December 31, 2024 and December 31, 2023, respectively, that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	December 31, 2024				December 31, 2023
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$—	$7,019	$7,019	$—	$—	$102	$102
Collectively Evaluated	1,430	315	21,469	23,214	1,408	314	10,750	12,472
Total	$1,430	$315	$28,488	$30,233	$1,408	$314	$10,852	$12,574

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	December 31, 2024				December 31, 2023
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$2,635	$—	$21,706	$24,341	$4,621	$—	$727	$5,348
Collectively Evaluated	189,196	47,558	359,275	596,029	159,182	8,191	163,191	330,564
Total	$191,831	$47,558	$380,981	$620,370	$163,803	$8,191	$163,918	$335,912

The amortized cost basis of loans on nonaccrual status and the individually assessed ACL are as follows:

	December 31, 2024			December 31, 2023
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$7,264	$14,444	$7,019	$625	$102	$102
CRE	2,635	—	—	4,621	—	—
Total	$9,899	$14,444	$7,019	$5,246	$102	$102

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	December 31, 2024				December 31, 2023
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA	$19,586	$2,120	$21,706	$7,019	$625	$102	$727	$102
CRE	2,635	—	2,635	—	4,621	—	4,621	—
Total	$22,221	2,120	24,341	7,019	$5,246	102	5,348	102

Accrued interest on loans totaled $15.5 million and $10.7 million as of December 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 91 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions during the years ended December 31, 2024 and 2023. Additionally there were no troubled debt restructurings under legacy U.S. GAAP during the years ended December 31, 2024 and 2023.

Loans held for sale, at fair value

	December 31, 2024	December 31, 2023
SBA 504 First Lien	$128,255	$66,387
SBA 504 Second Lien	26,678	20,757
SBA 7(a)	4,855	262
SBA 7(a) Partials	—	104
ALP	212,498	31,357
Loans held for sale, at fair value	$372,286	$118,867

The following tables summarize the aging of accrual and non-accrual loans HFS, at fair value by class:

	As of December 31, 2024
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90-119 Days	120+ Days
SBA, at fair value	$29,119	$13,367	$—	$—	$250	$42,736	$117,052	$159,788
ALP, at fair value	—	2,492	—	—	—	2,492	210,006	212,498
Total	$29,119	$15,859	$—	$—	$250	$45,228	$327,058	$372,286

	As of December 31, 2023
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90-119 Days	120+ Days
SBA, at fair value	$8,796				$250	$9,046	$78,464	$87,510
ALP, at fair value	—	—	—	—	—	—	31,357	31,357
Total	$8,796	$—	$—	$—	$250	$9,046	$109,821	$118,867

Loans held for sale, at LCM

	December 31, 2024	December 31, 2023
SBA 504 First Lien	$36,783	$39,565
SBA 504 Second Lien	8,203	5,741
SBA 7(a)	—	64
SBA 7(a) Partials	13,817	11,237
Loans held for sale, at LCM	58,803	56,607

The following tables summarize the aging of accrual and non-accrual loans HFS, at LCM by class:

	As of December 31, 2024
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90-119 Days	120+ Days
At LCM
SBA	$2,164	$1,099	$—	$—	$—	3,263	$55,540	$58,803
Total, at LCM	$2,164	$1,099	$—	$—	$—	$3,263	$55,540	$58,803

	As of December 31, 2023
	Past Due and Accruing				Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90-119 Days	120+ Days
At LCM
SBA	$—	$—	$—	$—	$—	$—	$56,607	$56,607
Total, at LCM	$—	$—	$—	$—	$—	$—	$56,607	$56,607

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Due to affiliated companies[1]	$242	$158
Due from affiliated companies[2]	—	7
Total due to/due from affiliated companies	$242	$151
1 Included within Accounts payable, accrued expenses, and other liabilities
2 Included within Other assets

Transactions with joint ventures and other non-control investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and other non-control equity investments.

The following table summarizes the income earned from our joint ventures for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Servicing income	$1,997	$1,240	$840
Dividend income	1,503	1,641	339
Total income	$3,500	$2,881	$1,179

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
FDIC insured deposits	$4,732	$4,388
Non-FDIC insured deposits	1,098	1,167
Total deposits from related parties and their affiliated companies	$5,830	$5,555
Other Transactions with Related Parties
The nephew of the Chief Executive Officer of the Company is employed by one of the Company’s consolidated subsidiaries and earned annual compensation in excess of $125 thousand during 2024, 2023 and 2022. The sister of a Director and the Chief Admin Officer is employed by one of the Company’s consolidated subsidiaries and earned annual compensation in excess of $125 thousand during 2024 and 2023.

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
The following table summarizes the unpaid principle balance of loans serviced at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
SBA 7(a)	$1,996,715	$1,787,258
ALP	169,842	63,494
504	12,475	—
Total loans serviced	$2,179,032	$1,850,752
The following table summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$22,062				$29,336
Discount factor[1]		12.00%	12.00%	12.00%		13.50%	13.50%	13.50%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		21.00%	21.00%	21.00%		19.00%	19.00%	19.00%
Servicing assets at LCM:	24,195				10,389
Discount factor[1]		12.97%	12.00%	13.50%		13.50%	13.50%	13.50%
Cumulative prepayment rate		34.65%	22.50%	75.00%		29.76%	22.50%	75.00%
Average cumulative default rate		18.90%	5.00%	20.00%		19.14%	19.00%	20.00%
Total	$46,257				$39,725
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 10—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets at fair value. The following tables show a rollforward of servicing assets measured at LCM for the years ended December 31, 2024 and 2023:

Servicing Assets, at LCM	December 31, 2024
December 31, 2023	$10,389
Amortization[1]	(5,378)
Additions[2]	19,184
Impairment assessment	—
December 31, 2024	$24,195
1 Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2 Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing Assets, at LCM	December 31, 2023
December 31, 2022	$—
Additions/(removal) of entities consolidating after Conversion to BHC	486
Amortization[1]	(733)
Additions[2]	10,636
Impairment assessment	—
December 31, 2023	$10,389
1 Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2 Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing fee income earned for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Servicing fee income	$20,087	$18,289	$13,698

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes changes in the carrying amount of goodwill:

	December 31, 2024	December 31, 2023
Banking	$271	$271
Payments	13,814	13,814
Technology[1]	—	11,800
Total goodwill	$14,085	$25,885
1 The technology goodwill is classified as Held for Sale in anticipation of the NTS Sale, which was completed on January 2, 2025. Refer to NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

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

Intangible Assets

The following table summarizes intangible assets:

	At December 31, 2024			At December 31, 2023
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Banking - Core Deposits	$1,040	$(373)	$667	$1,040	$(197)	$843
Payments - Customer Lists	—	—	—	8,575	(8,562)	13
Technology - Customer Lists¹	—	—	—	6,525	(3,146)	3,379
Total intangible assets	$1,040	$(373)	$667	$16,140	$(11,905)	$4,235
1 The technology customer lists are classified as Held for Sale in anticipation of the NTS Sale, which was completed on January 2, 2025. Refer to NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE.

Core Deposits Intangible. CDI is a measure of the value of non-interest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the NBNYC Acquisition will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

Customer Lists. The intangible asset for customer lists were within the technology and payments segments and existed prior to the consolidation of those segments into NewtekOne following the Acquisition. The payments customer list has been disposed of. The technology customer lists are classified as Assets held for sale as of December 31, 2024.

Amortization expense for the years ended December 31, 2024, 2023, and 2022 is as follows and is included in Depreciation and amortization on the Consolidated Statements of Income. There was no amortization expense for the year ended December 31, 2022 since there were no intangible assets prior to the Acquisition.

	Years Ended December 31,
	2024	2023	2022
Amortization expense	$539	$1,468	$—

The remaining estimated aggregate future amortization expense for intangible assets as of December 31, 2024 is as follows:

Amortization Expense
2025	$156
2026	135
2027	114
2028	94
2029	73
Thereafter	95
Total	$667

NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE:

The net assets of our technology segment, which consisted of NTS, are represented as held-for-sale as of December 31, 2024 as a result of our entry into the NTS Sale Agreement and our divestiture of NTS on January 2, 2025 (consistent with our commitments to the Federal Reserve). Refer to “NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION” - Sale of NTS.

The following tables present the assets classified as held for sale and the liabilities directly associated with assets classified as held for sale as of December 31, 2024:

ASSETS		LIABILITIES
Held for Sale		Directly Associated with Assets Held for Sale
Cash and due from banks	$325	Lease liabilities	$685
Goodwill	11,800	Deferred tax liabilities, net	2,975
Intangibles	3,030	Accounts payable, accrued expenses and other liabilities	2,564
Right of use assets	619
Other assets	6,150
Valuation allowance[1]	(616)
	$21,308		$6,224
1 The associated expense is included in Other general and administrative costs in the consolidated statements of operations for the year ended December 31, 2024.

Goodwill

The goodwill in the technology segment was generated from acquisitions by the legal entities within that segment prior to the consolidation of the those entities into NewtekOne following the 2023 Acquisition.

Intangibles

The intangible asset for customer lists within the technology segment existed prior to the consolidation of the technology segment into NewtekOne following the Acquisition.

	As of December 31, 2024
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Technology Customer Lists	$6,525	$(3,495)	$3,030

Right of use assets and lease liabilities

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to 0.7 year, some of which include renewal options. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

NOTE 10—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2024 and December 31, 2023:

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$23,916	$23,916	$—	$—
Loans held for sale, at fair value	372,286	—	—	372,286
Loans held for investment, at fair value	369,746	—	—	369,746
Other real estate owned [1]	3,764	—	—	3,764
Servicing assets[2]	22,062	—	—	22,062
Joint ventures and other non-control investments	57,678	—	—	57,678
Assets held for sale[3]	21,308	—	—	21,308
Derivative instruments[1,4]	715	—	715	—
Total assets measured at fair value	$871,475	$23,916	$715	$846,844
Liabilities:
Equity warrants[4]	$133	$—	$—	$133
Total liabilities measured at fair value	$133	$—	$—	$133
1 Included in Other assets on the Consolidated Statements of Financial Condition.
2 $22.1 million of servicing assets at held at FV and $24.2 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.
3 Non-recurring
4 Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$29,305	$29,305	$—	$—
Government agency debentures	2,866	—	2,866	—
Loans held for sale, at fair value	118,867	—	—	118,867
Loans held for investment, at fair value	469,801	—	—	469,801
Other real estate owned [1]	1,110	—	—	1,110
Servicing assets, at fair value[2]	29,336	—	—	29,336
Joint ventures and other non-control investments	41,587	—	—	41,587
Total assets measured at fair value	$692,872	$29,305	$2,866	$660,701
Liabilities:
Equity warrants[3]	$141	$—	$—	$141
Derivative instruments[3,4]	630	—	630	—
Total liabilities measured at fair value	$771	$—	$630	$141
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

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Non-Control Investments	Servicing Assets, at FV	Assets HFS	Warrant Liabilities[1]	Other Real Estate Owned[2]
Fair value, December 31, 2023	$469,801	$118,867	$41,587	$29,336	$—	$141	$1,110
Reclasses between loans at FV and LCM	263	4,077	—	—	—	—	—
Reclasses between loans HFS and HFI	—	(599)	—	—	—	—	—
Sales	(2,586)	(179,949)	—	—	—	—	(1,446)
Principal payments received	(71,791)	(16,178)	—	—	—	—	—
Foreclosed real estate acquired	(4,569)	—	—	—	—	—	4,569
SBA loans, funded	122	26,863	—	—	—	—	—
ALP loans, funded	—	283,822	—	—	—	—	—
Mortgage loans, funded	—	103,838	—	—	—	—	—
Additions	—	—	—	14	21,924	—	—
Purchases and repurchases of loans	4,851	—	—	—	—	—	—
Capital contributions/(distributions)	—	—	5,379	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	597	31,569	10,712	924	(616)	(8)	(469)
Other factors	(26,942)	(23)	—	(8,212)	—	—	—
Fair value, December 31, 2024	$369,746	$372,287	$57,678	$22,062	$21,308	$133	$3,764
1 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2 Included in Other assets on the Consolidated Statements of Financial Condition.

	Year Ended December 31, 2023
	Loans HFI, at FV	Loans HFS, at FV	Controlled Investments	Joint Ventures and Other Non-Control Investments	Servicing Assets, at FV	Warrant Liabilities[1]	Other Real Estate Owned[2]
Fair value, December 31, 2022	$505,268	$19,171	$259,217	$24,382	$30,268	$—	$3,529
Additions/(removal) of entities consolidating after Conversion to BHC	—	69,745	(259,217)	—	—	—	—
Reclasses between loans at FV and LCM	5,879	(28,513)	—	—	—	—	—
Sales	(23,783)	(180,784)	—	—	—	—	(4,248)
Principal payments received	(77,966)	(6,233)	—	—	—	—	—
Foreclosed real estate acquired	(2,978)		—	—	—	—	2,978
SBA loans, funded	38,889	167,124	—	—	—	—	—
ALP loans, funded	—	69,835	—	—	—	—	—
Additions	—	—	—	—	2,617	311	—
Purchases and repurchases of loans	9,728	5,279	—	—	—	—	—
Capital contributions/(distributions)	—	—	—	13,986	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	13,515	3,931	—	3,219	1,847	(170)	—
Other factors	1,249	(688)	—	—	(5,396)	—	(1,149)
Fair Value, December 31, 2023	$469,801	$118,867	$—	$41,587	$29,336	$141	$1,110
1 Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2 Included in Other assets on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2024 and December 31, 2023. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2024 and December 31, 2023.

	Fair Value as of		Weighted	Range
	December 31, 2024	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$302,442	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$67,304	Market yields	7.30%	7.30%	7.30%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$372,286	Market yields	7.62%	7.08%	8.18%
		Cumulative prepayment rate	59.78%	50.00%	70.00%
		Average cumulative default rate	9.89%	5.00%	15.00%
Joint ventures and other non-control investments	$57,678	Market yields	8.40%	8.00%	12.00%
		Cost of equity	11.00%	8.00%	14.00%
		Weighted average cost of capital	7.72%	6.00%	23.98%
Servicing assets, at FV1	$22,062	Market yields	12.00%	12.00%	12.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Assets held for sale	$21,308	Present value factor	90.70%	89.50%	93.20%
		Discount rate	10.23%	7.27%	11.71%
Other real estate owned	$3,764	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$133	Expected volatility	48.00%	48.00%	48.00%
		Dividend yield	6.00%	6.00%	6.00%
		Risk free rate	4.52%	4.52%	4.52%
1 $22.1 million of servicing assets at held at FV and $24.2 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS.

	Fair Value as of		Weighted	Range
	December 31, 2023	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$421,627	Market yields	7.75%	7.75%	7.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Loans HFI, at FV - non-accrual	$48,174	Market yields	7.39%	7.39%	7.39%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$118,867	Market yields	6.85%	6.50%	7.75%
		Cumulative prepayment rate	61.03%	55.60%	75.00%
		Average cumulative default rate	20.00%	20.00%	20.00%
Joint ventures and other non-control investments	$41,227	Market yields	8.02%	8.00%	12.00%
		Cost of equity	12.00%	10.00%	14.00%
		Weighted average cost of capital	8.50%	7.50%	9.50%
	$360	Cost	N/A	N/A	N/A
Servicing assets, at FV1	$29,336	Market yields	13.50%	13.50%	13.50%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	19.00%	19.00%	19.00%
Other real estate owned	$1,110	Appraised value	N/A	N/A	N/A

Liabilities:
Equity warrants	$141	Expected volatility	43.00%	43.00%	43.00%
		Dividend yield	5.20%	5.20%	5.20%
		Risk free rate	3.88%	3.88%	3.88%
1 $29.3 million of servicing assets held at FV and $10.4 million of servicing assets are held at LCM. Refer to NOTE 7—SERVICING ASSETS

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	December 31, 2024
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,941	$6,941	$—	$—	$6,941
Restricted cash	28,226	28,226	—	—	28,226
Interest bearing deposits in banks	346,207	346,207	—	—	346,207
Debt securities available-for-sale, at FV	23,916	23,916	—	—	23,916
Loans HFS, at FV	372,286	—	—	372,286	372,286
Loans HFS, at LCM	58,803	—	—	58,856	58,856
Loans HFI, at FV	369,746	—	—	369,746	369,746
Loans HFI, at amortized cost, net of deferred fees and costs	621,651	—	—	668,687	668,687
Federal Home Loan Bank and Federal Reserve Bank stock	3,585	—	3,585	—	3,585
Joint ventures and other non-control investments, at FV	57,678	—	—	57,678	57,678
Financial Liabilities:
Time deposits	409,251	—	410,442	—	410,442
Borrowings	708,041	—	306,549	413,818	720,367

	December 31, 2023
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$15,398	$15,398	$—	$—	$15,398
Restricted cash	30,919	30,919	—	—	30,919
Interest bearing deposits in banks	137,689	137,689	—	—	137,689
Debt securities available-for-sale, at FV	32,171	29,305	2,866	—	32,171
Loans HFS, at FV	118,867	—	—	118,867	118,867
Loans HFS, at LCM	56,607	—	—	56,733	56,733
Loans HFI, at FV	469,801	—	—	469,801	469,801
Loans HFI, at amortized cost, net of deferred fees and costs	336,305	—	—	337,133	337,133
Federal Home Loan Bank and Federal Reserve Bank stock	3,635	—	3,635	—	3,635
Joint ventures and other non-control investments, at FV	41,587	—	—	41,587	41,587
Financial Liabilities:
Time deposits	167,041	—	168,542	—	168,542
Borrowings	644,122	—	187,555	454,239	641,794

The fair values of the components of Borrowings are included in the chart below:

	December 31, 2024		December 31, 2023
	Closing Price	Fair Value	Closing Price	Fair Value
Public Parent Company Notes[1]:
2024 Notes (5.75%)	$—	$—	$24.99	$38,235
2026 Notes (5.50%)	25.21	115,966	23.75	109,250
2028 Notes (8.00%)	25.28	40,448	25.04	40,070
2029 Notes (8.50%)	25.32	72,795	—	—
2029 Notes (8.625%)	25.78	77,340	—	—
Subtotal (Level 2)		$306,549		$187,555

Private Parent Company Notes[2]		$80,926		$79,179
Securitizations[3]		186,635		292,112
FHLB Borrowings[3]		15,330		23,184
Bank Borrowings[3]		130,927		59,764
Subtotal (Level 3)		$413,818		$454,239

Total Borrowings		$720,367		$641,794
1 Fair values are based on the closing public share price on the date of measurement.
2 Not recorded at fair value on a recurring basis. The fixed rate private Notes are held at par as of December 31, 2024 and December 31, 2023. Fair value calculations are performed based on implied treasury rates as of year end.
3 Fair value is calculated as the Borrowings Outstanding. Refer to NOTE 13—BORROWINGS.

NOTE 11—DEPOSITS:

The following table summarizes deposits by type:

	December 31, 2024	December 31, 2023
Non-interest-bearing:
Demand	$11,142	$10,053
Interest-bearing:
Checking	103,978	11,456
Money market	62,001	15,803
Savings	386,680	259,152
Time deposits	409,251	167,041
Total interest-bearing	961,910	453,452
Total deposits	$973,052	$463,505

Time deposits, money market, and interest-bearing checking obtained through brokers	$27,100	$53,548
Aggregate amount of deposit accounts that exceeded the FDIC limit	$140,679	$66,511
Demand deposit overdrafts reclassified as loan balances	$17	$53
Certificates of deposit in excess of $0.25 million	$99,231	$20,070

The following table summarizes the scheduled maturities of time deposits:

2025	$351,906
2026	36,347
2027	20,180
2028	680
2029	138
Thereafter	—
Total time deposits	$409,251

NOTE 12—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITES:

The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Loan related remittances due to SBA and participants	$2,203	$3,577
Accrued payroll and related payables	332	1,349
Accrued interest	6,035	4,114
Funds in process to PMT's payroll customers	5,700	5,060
Loan processing, servicing and other loan related payables	3,185	3,793
SBA repair & denial reserve[1]	3,573	3,063
Good faith deposits	1,499	893
Other	18,279	15,451
Total accounts payable, accrued expenses and other liabilities	$40,806	37,300
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
NOTE 13—BORROWINGS:

At December 31, 2024 and December 31, 2023, the Company had borrowings composed of the following:

	December 31, 2024			December 31, 2023
	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate
Bank Borrowings[1]:
NMS Webster Note	$54,871	$32,688	7.30%	$54,871	$36,628	7.94%
SPV I Capital One Facility	60,000	21,192	7.22%	60,000	16,080	8.20%
SPV II Deutsche Bank Facility	120,000	54,036	7.57%	50,000	6,799	10.04%
SPV III One Florida Bank Facility	30,000	23,011	8.50%	30,000	257	9.50%
FHLB Advances[2]	20,000	15,330	2.19%	113,891	23,184	2.13%
Parent Company Notes[1]:
2024 Notes[3]	—	—	—%	38,250	38,124	5.75%
2025 Notes	30,000	29,913	5.00%	30,000	29,563	5.00%
2025 Notes[4]	—	—	—%	50,000	49,433	8.125%
2026 Notes	115,000	114,282	5.50%	115,000	113,564	5.50%
2027 Notes[4]	50,000	49,944	8.125%	—	—	—%
2028 Notes	40,000	38,726	8.00%	40,000	38,378	8.00%
2029 Notes	71,875	69,622	8.50%	—	—	—%
2029 Notes	75,000	72,662	8.625%	—	—	—%
Notes payable - Securitization Trusts[5]	189,231	186,635	7.32%	296,223	292,112	7.84%
Total borrowings	$855,977	$708,041	7.22%	$878,235	$644,122	7.04%
1 Net of deferred financing costs.
2 At December 31, 2024 and December 31, 2023, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.04 million and $0.2 million purchase accounting adjustment, respectively.
3 On August 1, 2024, the 2024 Notes matured.
4    Effective December 11, 2024, the Company extended the maturity date of the 8.125% Senior Notes due 2025 from February 1, 2025 to the new maturity date of February 1, 2027. The notes are redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.

5 At December 31, 2024 and December 31, 2023, the net assets of the consolidated Trusts totaled $8.9 million and $14.8 million, respectively.

Outstanding borrowings that are presented net of deferred financing costs, which include the bank borrowings, the Parent Company Notes, and the Notes payable - Securitization Trusts, consisted of the following:

	December 31, 2024			December 31, 2023
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Bank Borrowings:
NMS Webster Note	$32,894	$(206)	$32,688	$36,881	$(253)	$36,628
SPV I Capital One Facility	21,300	(108)	21,192	16,300	(220)	16,080
SPV II Deutsche Bank Facility	54,800	(764)	54,036	6,900	(101)	6,799
SPV III One Florida Bank Facility	23,075	(64)	23,011	375	(118)	257
Parent Company Notes:
2024 Notes (5.75%)	—	—	—	38,250	(126)	38,124
2025 Notes (5.00%)	30,000	(87)	29,913	30,000	(437)	29,563
2025 Notes (8.125%)[2]	—	—	—	50,000	(567)	49,433
2026 Notes (5.50%)	115,000	(718)	114,282	115,000	(1,436)	113,564
2027 Notes (8.125%)[2]	50,000	(56)	49,944	—	—	—
2028 Notes (8.00%)	40,000	(1,274)	38,726	40,000	(1,622)	38,378
2029 Notes (8.50%)	71,875	(2,253)	69,622	—	—	—
2029 Notes (8.625%)	75,000	(2,338)	72,662	—	—	—
Notes Payable - Securitization Trusts	189,231	(2,596)	186,635	296,223	(4,111)	292,112
1 Net of deferred financing costs.
2     Effective December 11, 2024, the Company extended the maturity date of the 8.125% Senior Notes due 2025 from February 1, 2025 to the new maturity date of February 1, 2027. The notes are redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.

Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Total interest expense	$52,423	$51,890	$26,325

2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 8.50% 2029 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At December 31, 2024, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

On September 16, 2024, the Company completed a public offering of $75.0 million aggregate principal amount of 8.625% notes due 2029. The Notes will mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 Notes. The Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025. , and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At December 31, 2024, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $5.0 million in aggregate principal amount of the 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At December 31, 2024, the Company was in compliance with all covenants related to the 2028 Notes.

For the years ended December 31, 2024 and 2023, interest expense including amortization of related deferred financing costs was $3.5 million and $1.2 million, respectively. No interest expense was incurred during the year ended December 31, 2022.

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

For the years ended December 31, 2024, 2023 and 2022, interest expense including amortization of related deferred financing costs was $7.0 million, $7.0 million and $7.0 million, respectively.

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

No interest expense was incurred during the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, interest expense including amortization of related deferred financing costs was $0.4 million.

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

For the years ended December 31, 2024, 2023 and 2022, interest expense including amortization of related deferred financing costs was $1.4 million, $2.4 million, and $2.4 million, respectively.

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

In November 2018, NSBF completed its ninth securitization which resulted in the transfer of $108.6 million of unguaranteed portions of SBA loans to the 2018-1 Trust. The 2018-1 Trust in turn issued securitization notes for the par amount of $108.6 million, consisting of $82.9 million Class A notes and $25.7 million of Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is February 2044. In October 2024, the 2018-1 Trust was terminated as a result of NSBF purchasing the 2018-1 Trust assets, with the 2018-1 Trust’s noteholders receiving the redemption price.

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118.9 million of unguaranteed portions of SBA loans to the 2019-1 Trust, The 2019-1 Trust in turn issued securitization notes for the par amount of $118.9 million, consisting of $93.5 million of Class A notes and $25.4 million Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. In October 2024, the 2019-1 Trust was terminated as a result of NSBF purchasing the 2019-1 Trust assets, with the 2019-1 Trust’s noteholders receiving the redemption price.

In December 2021, NSBF completed its eleventh securitization which resulted in the transfer of $103.4 million of unguaranteed portions of SBA loans to the 2021-1 Trust, The 2021-1 Trust in turn issued securitization notes for the par amount of $103.4 million, consisting of $79.7 million of Class A notes and $23.8 million Class B notes, against the assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2044. The Class A and Class B notes bear interest at a rate of adjusted SOFR plus 1.92% across both classes. NSBF has the right to call the 2021-1 Class A and B notes at such time as the sum of the principal amount of the Class A Notes and the Class B Notes is less than or equal to 20.00% of the sum of the principal amount of the Class A Notes and Class B Notes as of the closing date of the transaction, with the prior written consent of the SBA.

In September 2022, NSBF completed its twelfth securitization which resulted in the transfer of $116.2 million of unguaranteed portions of SBA loans to the 2022-1 Trust. The 2022-1 Trust in turn issued securitization notes for the par amount of $116.2 million, consisting of $95.4 million of Class A notes and $20.8 million Class B notes, against the 2022-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 2.97% across both classes. NSBF has the right to call the 2022-1 Class A and B notes at such time as the sum of the principal amount of the Class A Notes and the Class B Notes is less than or equal to 20.00% of the sum of the principal amount of the Class A Notes and Class B Notes as of the closing date of the transaction, with the prior written consent of the SBA.

In June 2023, NSBF completed its thirteenth securitization which resulted in the transfer of $103.9 million of unguaranteed portions of SBA loans to the 2023-1 Trust. The 2023-1 Trust in turn issued securitization notes for the par amount of $103.9 million, consisting of $84.3 million of Class A notes and $19.6 million Class B notes, against the 2023-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 3.24% across both classes. NSBF has the right to call the 2023-1 Class A and B notes at such time as the sum of the principal amount of the Class A Notes and the Class B Notes is less than or equal to 20.00% of the sum of the principal amount of the Class A Notes and Class B Notes as of the closing date of the transaction, with the prior written consent of the SBA.

For the years ended December 31, 2024, 2023 and 2022, interest expense including amortization of related deferred financing costs and discount was $21.1 million, $23.5 million, and $10.6 million, respectively.

At December 31, 2024 and 2023, the assets of the consolidated Trusts totaled $8.9 million and $14.8 million, respectively. The liabilities of the consolidated Trusts totaled $189.2 million and $296.2 million, respectively.
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

No interest expense was incurred during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, interest expense including amortization of related deferred financing costs was $11.0 million and $4.0 million, respectively.

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

For the years ended December 31, 2024 and 2023, interest expense was eliminated in the consolidated financial statements on related party notes payable. Interest expense for the year ended December 31, 2022 was $0.5 million.
Total expected principal repayments on the Company’s borrowings for the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Borrowings
2025	$86,344
2026	123,075
2027	132,980
2028	40,000
2029	146,875
Thereafter	189,231
$718,505

NOTE 14—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2024 and December 31, 2023:

	December 31, 2024				December 31, 2023
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability	Maturity (years)	Notional[1]	Asset	Liability[3]	Maturity (years)
5-year Treasury Futures	$(153,049)	$715	$—	0.25 years	$(27,869)	$—	$630	0.25 years
1 Shown as a negative number when the position is sold short.
2 Shown in Other assets in the accompanying Consolidated Statements of Financial Condition.
3 Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other Noninterest Income in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$1,344	$(51)	$(699)	$834	$183	$445
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
The following summarizes the Company’s obligations and commitments, as of December 31, 2024 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2025	$2,383	$902	$3,285
2026	2,355	—	2,355
2027	798	—	798
2028	242	—	242
2029	249	—	249
Thereafter	2,237	—	2,237
Total	$8,264	$902	$9,166
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

Unfunded Commitments

At December 31, 2024 and 2023, the Company had unfunded commitments as follows:

	December 31, 2024	December 31, 2023
SBA 7(a) loans	$25,032	$20,365
SBA 504 loans	72,557	81,023
C&I loans	9,542	13,150
ALP loans	—	10,877
Total unfunded commitments	$107,132	$125,415

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

Warrants for Common Stock

On February 3, 2023, pursuant to the Securities Purchase Agreement, the Company issued warrants to Patriot to purchase, in the aggregate, 47.54 thousand shares of Common Stock for $21.03 per share. The Warrants are exercisable in whole or in part until the ten year anniversary of the entry into the Securities Purchase Agreement and may be exercised for cash or on a “net share” basis, with the number of shares withheld determined based on the closing price of the Common Stock on the date of such exercise. Warrants are included in Accounts payable, accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

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

The following table summarizes the total shares sold and net proceeds received under the 2023 ATM Equity Distribution Agreement:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Shares sold	1,100	—	—
Net weighted average price per share	$12.56	$—	$—
Net proceeds	$13,818	$—	$—
Placement agent fees paid	$282	$—	$—

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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Shares sold	—	—	107
Net weighted average price per share	$—	$—	$19.12
Net proceeds	$—	$—	$2,054

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

The following table summarizes the total shares repurchased and net proceeds received under the stock repurchase program:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Shares repurchased	30	—	—
Net weighted average price per share	$13.35	$—	$—
Net proceeds	$402	$—	$—
Dividends and Distributions

The following table summarizes dividend declarations and distributions on the Series A Preferred Stock during the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Year ended December 31, 2024
March 18, 2024	March 28, 2024	April 1, 2024	$20.00	$400
June 26, 2024	June 28, 2024	July 1, 2024	$20.00	$400
September 16, 2024	September 30, 2024	October 1, 2024	$20.00	$400
December 31, 2024	January 1, 2025	January 2, 2025	$20.00	$400

Year ended December 31, 2023
April 13, 2023	March 20, 2023	April 14, 2023	$12.44	$249
June 27, 2023	June 27, 2023	July 1, 2023	$20.00	$400
September 27, 2023	September 27, 2023	October 2, 2023	$20.00	$400
December 25, 2023	December 27, 2023	January 2, 2024	$20.00	$400

The Company’s dividends and distributions on the Company’s common shares are recorded on the declaration date. Effective December 8, 2023, the Company terminated the DRIP. The following table summarizes the Company’s dividend declarations and distributions, including DRIP shares and dividend shares issued on vested restricted stock awards, during the years ended December 31, 2024 and 2023:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued		Dividend Shares Issued on Unvested RSAs
Date Declared					#	$	#	$
Year ended December 31, 2024
March 19, 2024	April 1, 2024	April 15, 2024	$0.19	$4,617	—	$—	6	$71
June 27, 2024	July 9, 2024	July 19, 2024	$0.19	$4,827	—	$—	5	$78
September 16, 2024	October 10, 2024	October 21, 2024	$0.19	$4,837	—	$—	8	$114
December 13, 2024	December 31, 2024	January 13, 2025	$0.19	$4,833	—	$—	13	$155

Year ended December 31, 2023
February 27, 2023	April 4, 2023	April 14, 2023	$0.18	$4,291	6	$72	5	$60
June 27, 2023	July 10, 2023	July 21, 2023	$0.18	$4,293	4	$73	3	$60
September 27, 2023	October 10, 2023	October 20, 2023	$0.18	$4,293	6	$71	5	$63
December 11, 2023	December 29, 2023	January 12, 2024	$0.18	$4,371	—	$—	6	$79

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

Capital amounts and ratios for NewtekOne, Inc. as of December 31, 2024 and 2023 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$231,899	13.3%	69,727	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	231,899	17.0%	61,492	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	231,899	17.0%	81,990	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	268,887	19.7%	109,320	8.0%	N/A	N/A
NewtekOne, Inc. - December 31, 2023
Tier 1 Capital (to Average Assets)	$180,829	13.6%	$53,363	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	180,829	16.2%	50,153	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	180,829	16.2%	66,870	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	213,141	19.1%	89,160	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of December 31, 2024 and 2023, are presented in the table below. As of December 31, 2024 and 2023, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$120,078	11.9%	$40,197	4.0%	50,246	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	120,078	14.2%	38,151	4.5%	55,107	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	120,078	14.2%	50,868	6.0%	67,823	8.0%
Total Capital (to Risk-Weighted Assets)	130,924	15.4%	67,824	8.0%	84,779	10.0%
Newtek Bank - December 31, 2023
Tier 1 Capital (to Average Assets)	$99,253	16.6%	23,893	4.0%	$29,866	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	99,253	21.5%	20,787	4.5%	30,026	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	99,253	21.5%	27,716	6.0%	36,955	8.0%
Total Capital (to Risk-Weighted Assets)	105,105	22.8%	36,954	8.0%	46,193	10.0%
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

	Year Ended December 31,
	2024	2023	2022
	Financial Holding Company	Financial Holding Company	Investment Company
Basic earnings per share:
Net income available to common shareholders	$49,253	$45,875	$32,311
Weighted-average basic shares outstanding	24,945	24,263	24,198
Basic earnings per share	$1.97	$1.89	$1.34
Diluted earnings per share:
Net income, for diluted earnings per share	$49,253	$45,875	$32,311
Add: Preferred dividends on dilutive Series A convertible preferred stock¹	—	—	—
Net income, for diluted earnings per share	49,253	45,875	32,311
Total weighted-average basic shares outstanding	24,945	24,263	24,198
Add effect of dilutive restricted stock awards²	241	85	—
Total weighted-average diluted shares outstanding³	25,186	24,348	24,198
Diluted earnings per share	$1.96	$1.88	$1.34
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	998	1,153	—
1 For periods presented, the Series A convertible preferred stock was antidilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
2 Incremental diluted shares from restricted stock awards under the treasury stock method.
3 For the year ended ended December 31, 2024 and December 31, 2023, the Warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.

NOTE 19—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to fifteen years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$2,874	$2,693	$1,886
Weighted-average remaining lease term - operating leases	5.87 years	2.88 years	4.41 years
Weighted-average discount rate - operating leases	5.94%	5.50%	4.73%
Total lease costs[1]	$3,115	$3,124	$1,000
1 Included in Other general and administrative costs on the consolidated statements of operations.

The following table represents the maturity of the Company’s operating lease liabilities as of December 31, 2024:

Maturity of Lease Liabilities
2025	$2,383
2026	2,355
2027	798
2028	242
2029	249
Thereafter	2,237
Total future minimum lease payments	$8,264
Less: Imputed interest	(1,766)
Present value of future minimum lease payments	$6,498

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
For the years ended December 31, 2024, 2023 and 2022, the Company matched 50% of the first 2% of employee contributions, resulting in $0.5 million, $0.4 million and $0.1 million in expense, respectively.

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

	2023 Plan[2]	2015 Plan
Restricted Stock authorized under the plan[1]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2020 and prior	—	(223)
Year ended December 31, 2021	—	(215)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Year ended December 31, 2024	(497)	—
Total net restricted stock (granted)/forfeited	(579)	(661)
1 No stock options were granted under the 2015 or 2023 Stock Incentive Plans.
2 The 2023 Stock Incentive Plan provides for an initial share reserve of up to 3.0 million shares of Common Stock.

Awards of restricted stock granted under the 2015 and 2023 Stock Incentive Plans generally vest over a one- to three-year periods from the grant date; awards of restricted stock granted under the 2023 Stock Incentive Plan to non-employee directors generally vest over a one-year period. The grant date fair value is expensed over the service period, starting on the grant date.

Details of the Company’s outstanding shares related to restricted stock awards as of December 31, 2024 and December 31, 2023 are outlined below:

	December 31, 2024	December 31, 2023
Shares outstanding related to grants of restricted stock awards	771	345
Weighted average grant date fair value of awards	$14.51	$19.18
Additional shares outstanding related to dividends on awards	59	44

As of December 31, 2024 and December 31, 2023, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows.

	December 31, 2024	December 31, 2023
Unrecognized compensation expense on unvested awards	$5,929	$3,610
Weighted-average period of unrecognized compensation expense	1.0 year	1.7 years

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

The following table summarizes the Company’s ESPP activity from inception through December 31, 2024:

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Offering Period			Total	Offering Period	Total
Commencement date	10/1/2024	4/1/2024	10/1/2023		10/1/2023
End date	12/15/2024	9/15/2024	3/15/2024		12/15/2023
Shares purchased	5	10	5	20	4	4
Weighted average share price	$11.03	$10.21	$9.83	$10.32	$13.05	$13.05
Total purchased, net of discount	$55	$101	$51	$207	$51	$51

The ESPP share activity is as follows:

Shares
ESPP shares authorized under the plan	200
ESPP shares purchased during:
Year ended December 31, 2023	(4)
Year ended December 31, 2024	(20)
Available for future purchases, December 31, 2024	176

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 is summarized below:

	Year Ended December 31,
	2024	2023	2022
Restricted stock awards	$4,040	$2,828	$2,511
ESPP	22	—	—
Total compensation cost recognized for stock-based compensation plans	$4,062	$2,828	$2,511

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

One of the Company’s wholly owned subsidiaries is undergoing a federal income tax audit for the fiscal year ended December 31, 2022.

Effective Tax Rate and Net Operating Losses

The effective tax rate was 25.97% for the year ended December 31, 2024. The effective tax rate differs from the federal tax rate of 21% for the year ended December 31, 2024, due primarily to the addition of estimated state tax.

The components of income tax expense for the years ended December 31, 2024 and 2023, were as follows:

	Years ended December 31,
	2024	2023
Current income tax expense/(benefit):
Federal	$4,637	$1,251
State	2,799	1,593
Total current expense/(benefit)	7,436	2,844
Deferred income tax expense/(benefit):
Federal	9,076	(4,318)
State	1,327	(482)
Total deferred expense/(benefit)	10,403	(4,800)
Total income tax expense/(benefit)	$17,839	$(1,956)

For the years ended December 31, 2024 and 2023, income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate of 21% as shown in the following table:

	Years ended December 31,
	2024	2023
Tax on income computed at statutory federal income tax rate	$14,425	9,528
Increase (decrease) in taxes resulting from:
State income tax, net of federal tax effect	3,538	911
Non-deductible expenses	(148)	788
Realization of net operating loss carryforwards	—	(7,430)
DTA realization due to change in taxpayer status	—	(5,550)
Other, net	24	(203)
Income tax expense/(benefit)	$17,839	(1,956)
Effective tax rate	25.97%	(4.31)%

Significant components of the Company’s net deferred tax asset at December 31, 2024 and 2023 are listed below:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for Credit Losses	$7,914	$3,313
Lease Liabilities	1,737	1,832
Other	2,757	1,669
Purchase Accounting, net	183	331
Stock Compensation	1,134	396
Loans	—	2,677
Goodwill and Intangible Assets	217	—
Federal and state net operating losses, net of federal tax effect	201	2,428
Total deferred tax assets	14,143	12,646
Deferred tax liabilities:
Investments	2,481	650
Servicing Rights	6,234	2,737
Right of Use Assets	1,488	1,502
Goodwill and Intangible Assets	—	2,330
Loans	6,069	—
Other	115	197
Total deferred tax liabilities	16,387	7,416
Net deferred tax asset (liability)	$(2,244)	$5,230

At December 31, 2024, the Company has $4.1 million of state net operating loss carryforwards. Of the $4.1 million, $4.0 million is expected to expire at various dates through 2043 with the remainder of the net operating losses having indefinite lives. If substantial changes in the Company’s ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The periods subject to examination are generally for tax years ended in 2020 and beyond, including the following major jurisdictions: U.S. Federal, New York, and Florida. However, the Company’s net operating losses continue to be subject to review by tax authorities in the period utilized notwithstanding origination in closed periods.

As of December 31, 2024, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2024 and 2023.

NOTE 22—SEGMENTS:

The Company's management reporting process measures the performance of its operating segments based on internal operating structure, which is subject to change from time to time. The Company's segment reporting process begins with the assignment of all loans directly to the segments where these products are originated and/or serviced. All deposit accounts are allocated to the Banking segment as our wholly owned FDIC insured depository is included within the Banking segment. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 25% during the year. Any excess or deficient equity not allocated to segments based on risk is assigned to the Corporate & Other segment.

Net interest income, provision for credit losses, and non-interest expense amounts are recorded in their respective segments to the extent the amounts are directly attributable to those segments. The net income amount for each reportable segment is further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees. These types of expenses include information technology, operations, human resources, finance, risk management, credit administration, legal, and marketing.

The assignment and allocation methodologies used in the segment reporting process discussed above change from time to time as systems are enhanced, methods for evaluating segment performance or product lines change or as business segments are realigned.

The Company operates five reportable segments for management reporting purposes with their operating and financials results reviewed by the chief operating decision maker (“CODM”), which is the Chief Executive Officer of the Company. The CODM assesses overall segment performance based on pre-tax income and uses this metric to allocate resources for each segment, focusing on budgeting and forecasting. The Company has five segments, as discussed below:

Banking

Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model (see Non-Bank Lending below) and originates and services SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services.

Alternative Lending

Alternative Lending includes NALH and its subsidiaries as well as NH6. The Company has originated loans under its alternative lending program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, the Company could also originate ALP loans designated as HFI. The Company does not expect any significant changes to the underwriting or terms of loans in its ALP.

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

Technology

NTS provides website hosting, web design and development, dedicated server hosting, cloud hosting, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve in connection with the Acquisition, the Company has divested of NTS on January 2, 2025. As a result of the Company’s entry into the NTS Sale Agreement and the Company’s completion of the NTS Sale, the Company has reported NTS as Held for Sale as of December 31, 2024 and will not be reported as a segment in future filings given the sale of NTS. See NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE. See NOTE 25—SUBSEQUENT EVENTS: Sale of NTS.

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

The following tables provide financial information for the Company's segments:

As of and for the year ended December 31, 2024
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$69,576	$(2)	$15,073	$(12)	$6	$(6)	$36,655	$(421)	$2,362	$(2,310)	$2,364	$(1,867)	$121,418
Interest expense	29,855	(643)	3,539	—	—	—	21,097	—	2,984	(77)	28,256	(3,898)	81,113
Net interest income/(loss)	39,721	641	11,534	(12)	6	(6)	15,558	(421)	(622)	(2,233)	(25,892)	(2,233)	40,305
Provision for loan credit losses	26,216	—	—	—	—	—	—	—	—	—	—	—	26,216
Net interest income after provision for loan credit losses	13,505	641	11,534	(12)	6	(6)	15,558	(421)	(622)	(2,233)	(25,892)	(2,233)	14,089
Noninterest income	136,080	(28,068)	55,824	—	27,020	(7,139)	(23,410)	—	48,852	(2,028)	65,242	(55,061)	217,312
Technology services expense	—	—	—	—	12,575	(314)	—	—	—	—	—	—	12,261
Electronic payment processing expense	—	—	—	—	—	—	—	—	21,046	(1,168)	—	—	19,878
Salaries and employee benefits expense	45,346	(2,531)	1,202	(1,202)	8,690	—	219	682	7,188	11	15,285	3,041	77,931
Professional services expense	3,941	—	165	—	678	—	2,482	—	684	—	7,863	—	15,813
Other loan origination and maintenance expense	20,385	(14,060)	6,095	(4,044)	38	—	16,069	(11,020)	—	—	402	(95)	13,770
Depreciation and amortization	182	—	—	—	1,062	—	114	—	356	—	70	—	1,784
Other general and administrative costs	12,426	(2,548)	172	—	3,794	(271)	1,948	(11)	2,757	(1,769)	7,690	(2,916)	21,272
Income before taxes	67,305	(8,288)	59,724	5,234	189	(6,560)	(28,684)	9,928	16,199	(1,335)	8,040	(57,324)	68,692
Income tax expense (benefit)	15,308	(15,308)	—	—	103	(103)	—	—	—	—	2,428	15,411	17,839
Net income	$51,997	$7,020	$59,724	$5,234	$86	$(6,457)	$(28,684)	$9,928	$16,199	$(1,335)	$5,612	$(72,735)	$50,853

Other Segment Disclosures:
Assets	$1,238,899	$(29,932)	$439,101	$(97,352)	$23,317	$(1,393)	$479,896	$(55,488)	$60,347	$(36,707)	$644,867	$(605,643)	$2,059,912
Goodwill & intangible assets	$938		$—		$—		$—		$13,814		$—		$14,752
Amortization of intangible assets	$176		$—		$350		$—		$13		$—		$539

As of and for the year ended December 31, 2023
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$34,349	$—	$8,198	$(3)	$—	$—	$50,823	$(75)	$2,087	$(2,053)	$3,427	$(2,380)	$94,373
Interest expense	16,625	(99)	4,035	—	246	(246)	26,796	—	3,577	(132)	20,971	(4,034)	67,739
Net interest income/(loss)	17,724	99	4,163	(3)	(246)	246	24,027	(75)	(1,490)	(1,921)	(17,544)	1,654	26,634
Provision for loan credit losses	11,704	—	—	—	—	—	—	—	—	—	—	—	11,704
Net interest income after provision for loan credit losses	6,020	99	4,163	(3)	(246)	246	24,027	(75)	(1,490)	(1,921)	(17,544)	1,654	14,930
Noninterest income	92,129	(26,091)	12,278	—	31,692	(6,660)	25,142	—	46,422	(2,893)	79,781	(75,028)	176,772
Technology services expense	—	—	—	—	14,794	(522)	—	—	—	—	—	—	14,272
Electronic payment processing expense	—	—	—	—	—	—	—	—	19,680	(1,353)	—	—	18,327
Salaries and employee benefits expense	35,385	—	—	—	8,989	—	973	—	7,152	—	13,209	—	65,708
Professional services expense	2,903	—	294	—	468	—	1,508	—	660	—	7,244	—	13,077
Other loan origination and maintenance expense	9,373	(7,133)	2,222	(1,469)	11	—	24,327	(18,100)	—	—	273	(71)	9,433
Loss on extinguishment of debt	—	—	—	—	—	—	271	—	—	—	—	—	271
Depreciation and amortization	208	—	—	—	1,498	—	123	—	1,021	—	34	—	2,884
Other general and administrative costs	10,506	(2,266)	117	—	4,090	(236)	4,906	(24)	3,087	(1,910)	5,872	(1,785)	22,357
Income before taxes	39,774	(16,593)	13,808	1,466	1,596	(5,656)	17,061	18,049	13,332	(1,551)	35,605	(71,518)	45,373
Income tax expense (benefit)	11,647	—	(150)	—	229	—	—	—	1,178	—	(14,860)	—	(1,956)
Net income	$28,127	$(16,593)	$13,958	$1,466	$1,367	$(5,656)	$17,061	$18,049	$12,154	$(1,551)	$50,465	$(71,518)	$47,329

Other Segment Disclosures:
Assets	$683,202	$(29,136)	$196,062	$(51,820)	$23,403	$(884)	$633,206	$(97,683)	$51,819	$(27,154)	$529,941	$(481,443)	$1,429,513
Goodwill & intangible assets	$1,114		$—		$15,179		$—		$13,827		$—		$30,120
Amortization of intangible assets	$197		$—		$466		$—		$805		$—		$1,468

NOTE 23—SUPPLEMENTAL FINANCIAL DATA:

During the year ended December 31, 2022 when we operated as a BDC, in accordance with the SEC’s Regulation S-X and GAAP, we were not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest.

We had two unconsolidated subsidiaries that met at least one of the significance conditions under Rule 1-02(w) of Regulation S-X during certain periods presented for which we were previously required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K for the year ended December 31, 2022. Refer to our 2022 Form 10-K filed March 15, 2023 and exhibits thereto.

NOTE 24—NEWTEKONE, INC. - PARENT COMPANY ONLY:

The following statement of financial condition, statement of income and statement of cash flows are for NewtekOne, Inc. and should be read in conjunction with the consolidated financial statements and the notes thereto.

Statement of Financial Condition

	As of December 31,
	2024	2023
Assets
Cash and balances due from depository institutions:	$19,123	$13,871
Loans and lease financing receivable	5,715	4,786
Investments in and receivables due from subsidiaries and associated companies	699,059	392,519
Premises and fixed assets (including capitalized leases)	—	64
Other assets	9,617	20,159
Total assets	733,514	431,399

Liabilities and shareholders' equity
Borrowings with a remaining maturity of one year or less:	79,856	38,124
Other borrowed money with a remaining maturity of more than one year	325,418	253,888
Other liabilities	22,083	13,163
Balances due to subsidiaries and related institutions	9,876	46,332
Total liabilities	437,233	351,507

Preferred stock	19,738	19,493
Common stock	525	490
Additional paid in capital	218,266	314,187
Accumulated other comprehensive income	(21)	(148)
Retained earnings	57,773	(254,130)
Total shareholders’ equity	296,281	79,892
Total liabilities and shareholder's equity	$733,514	$431,399

Statement of Income

	For the year ended December 31,
	2024	2023
Interest income	$1,851	$2,319
Interest expense	26,647	18,797
Net interest loss	(24,796)	(16,478)
Noninterest income:
Dividends	42,107	60,317
All other operating income (loss)	2,970	(2,345)
Total noninterest income	45,077	57,972
Noninterest expense:
Salaries and employee benefits	10,476	9,365
Other expenses	13,627	10,962
Total noninterest expense	24,103	20,327
Net Income (loss) before equity in undistributed income of subsidiaries	(3,822)	21,167
Income tax expense (benefit)	2,428	(14,837)
Income (loss) before undistributed income of subsidiaries	(6,250)	36,004
Equity in undistributed income of subsidiaries and associated companies:	57,103	26,813
Net income	$50,853	$62,817

Statement of Cash Flows

	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$50,853	$62,817
Provisions for deferred income taxes	13,110	(5,814)
Gain (loss) on sale of assets	(1,135)	539
Equity in Undistributed (earnings) losses of subs	(57,103)	(26,813)
Net change in other liabilities	(35,489)	(40,414)
Net change in other asset	5,215	(10,759)
Other, net	6,634	7,570
Net cash (used in) operating activities	(17,915)	(12,874)

Cash flow from investing activities
Purchases of held-to-maturity and available-for-sale securities	(19,899)	—
Sales and maturities of held-to-maturity and available-for-sale securities	20,000	—
Payments for investments in and advances to subsidiaries	(176,333)	(96,265)
Sale or repayment of investments in and advances to subsidiaries	95,543	—
Outlays for business acquisitions	—	(21,322)
Other, net	39	14
Net cash (used in) investing activities	(80,650)	(117,573)

Cash flow from financing activities
Proceeds from issuance of long-term debt	154,050	90,000
Repayment of long-term debt	(38,250)	—
Proceeds from issuance of common stock	14,036	—
Proceeds from issuance of preferred stock	—	19,493
Payment to repurchase common stock	(711)	—
Dividends paid	(20,252)	(14,147)
Other, net	(5,056)	(2,826)
Net cash provided by financing activities	103,817	92,520

Net (decrease) increase in cash and restricted cash	5,252	(37,927)
Cash and restricted cash - beginning of period	13,871	51,798
Cash and restricted cash - end of period	$19,123	$13,871

Borrowings and Maturities

Refer to NOTE 13—BORROWINGS for a schedule of borrowings that includes the notes issued by the parent company. Refer to the Liquidity and Capital Resources section of the MD&A under the Contractual Obligations section for a schedule of maturities.

Guarantees
The Company is a guarantor on the SPV I Capital One Facility. Maximum borrowings under the SPV I Facility are $60.0 million. The lender’s commitments terminate in May 2025, with all amounts due under the SPV I Facility maturing in November 2025. At December 31, 2024, total principal owed by SPV I was $21.3 million. At December 31, 2024, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV II Deutsche Bank Facility. Maximum borrowings under the SPV II Deutsche Bank Facility are $120.0 million. The Deutsche Bank Facility matures in December 2027. At December 31, 2024, total principal owed by SPV II was $54.8 million. At December 31, 2024, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV III One Florida Bank Facility. Maximum borrowings under the SPV III One Florida Bank Facility are $30.0 million. The One Florida Bank Facility matures in May 2025. At December 31, 2024, total principal owed by SPV III was $23.1 million. At December 31, 2024, the Company determined that it is not probable that payments would be required to be made under the guarantee. On April 27, 2023, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million.

The Company is a guarantor on the Webster Facility, a term loan facility between NMS with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At December 31, 2024, total principal outstanding was $32.7 million. At December 31, 2024, the Company determined that it is not probable that payments would be required to be made under the guarantee.

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

NOTE 25—SUBSEQUENT EVENTS:

Sale of NTS

On January 2, 2025, the Company completed the previously announced sale of its wholly owned subsidiary Newtek Technology Solutions, Inc. (“NTS”) to Paltalk, Inc. (“Paltalk,” subsequently renamed Intelligent Protection Management Corp, (Nasdaq: IPM) (the “NTS Sale”), pursuant to the Agreement and Plan of Merger (the “Agreement”), dated as of August 11, 2024, by and among Paltalk, PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, NTS and the Company. As previously disclosed, in connection with the Company’s acquisition of Newtek Bank and transition to a financial holding company, the Company made a commitment to the Board of Governors of the Federal Reserve System to divest or terminate the activities of NTS.

Under the terms of the Agreement, at the closing of the NTS Sale, Paltalk acquired NTS for a combination of $4.0 million in cash, subject to certain purchase price adjustments (the “Cash Consideration”), and 4.0 million shares of a newly created series of Paltalk non-voting preferred stock, the Series A Non-Voting Common Equivalent Stock (the “Preferred Stock”) (the “Stock Consideration” and together with the Cash Consideration, the “Closing Consideration”). Upon the occurrence of certain specified transfers of the Preferred Stock, each share of Preferred Stock will automatically convert into one share of common stock of Paltalk, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out amount of up to $5.0 million, payable in cash, Preferred Stock, or a combination thereof (as determined in Paltalk’s discretion), based on Paltalk's achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. Pursuant to the Agreement, the Company is entitled to appoint one representative to the Paltalk board of directors. The Company will account for our investment in Paltalk under ASC 321 beginning in the first quarter of 2025.