Form 10-Q
period 2025-03-31
NewtekOne, Inc.
filed 2025-05-12
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 9, 2025, there were 26,342,027 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1, terminated in October 2024
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1, terminated in October 2024
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 5.00% Notes	5.00% Notes due 2025, matured March 31, 2025
2025 8.125% Notes	8.125% Notes due 2025, exchanged for 2027 Notes
2025 Notes	Collectively, the 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026
2027 Notes	8.125% Notes due 2027
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2030 Notes	8.375% Notes due 2030
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
ATM Equity Distribution Agreement	Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
BHCA	Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
DRIP	The Company's former dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Program
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation

FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses; revenue from $1.0 million to $100.0 million
SOFR	Secured Overnight Financing Rate
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
Webster	Webster Bank, N.A.
Consolidated Subsidiaries
NSBF	Newtek Small Business Finance, LLC
NBL	Newtek Business Lending, LLC, a former wholly-owned subsidiary of Newtek Bank, merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc.
Newtek Bank	Newtek Bank, National Association
NALH or Newtek ALP Holdings	Newtek Business Services Holdco 6, Inc.
NMS	Newtek Merchant Solutions, LLC, a wholly-owned subsidiary of NBC
Mobil Money	Mobil Money, LLC, a wholly-owned subsidiary of NMS
NTS	Newtek Technology Solutions, Inc.
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC, dba Newtek Payroll and Benefits Solutions
NIA	Newtek Insurance Agency, LLC
TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, an 88.34% owned consolidated subsidiary
Joint Ventures and Non-Control Investments
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
IPM	Intelligent Protection Management Corp.
IPM Preferred Stock	4.0 million shares of IPM Series A Non-Voting Common Equivalent Stock

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)
	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and due from banks	$10,201	$6,941
Restricted cash	24,151	28,226
Interest bearing deposits in banks	259,782	346,207
Total cash and cash equivalents	294,134	381,374
Debt securities available-for-sale, at fair value	14,127	23,916
Loans held for sale, at fair value	547,958	372,286
Loans held for sale, at LCM	35,849	58,803
Loans held for investment, at fair value	346,794	369,746
Loans held for investment, at amortized cost, net of deferred fees and costs	711,166	621,651
Allowance for credit losses	(38,649)	(30,233)
Loans held for investment, at amortized cost, net	672,517	591,418
Federal Home Loan Bank and Federal Reserve Bank stock	3,862	3,585
Settlement receivable	6,089	52,465
Joint ventures and other non-control investments, at fair value (cost of $54,493 and $44,039), respectively	69,242	57,678
Goodwill and intangibles	14,711	14,752
Right of use assets	5,268	5,688
Servicing assets, at fair value	20,215	22,062
Servicing assets, at LCM	24,410	24,195
Other assets	81,561	60,636
Assets held for sale	—	21,308
Total assets	$2,136,737	$2,059,912
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$11,920	$11,142
Interest-bearing	954,401	961,910
Total deposits	966,321	973,052
Borrowings	773,991	708,041
Dividends payable	5,235	5,233
Lease liabilities	6,012	6,498
Deferred tax liabilities, net	5,041	2,244
Due to participants	35,580	21,532
Accounts payable, accrued expenses and other liabilities	42,277	40,806
Liabilities directly associated with assets held for sale	—	6,224
Total liabilities	1,834,457	1,763,630
Commitment and contingencies (Note 12)
Shareholders' Equity:
Preferred stock (par value $0.02 per share; 20 authorized, 20 issued and outstanding)	19,738	19,738
Common stock (par value $0.02 per share; 199,980 authorized, 26,342 and 24,680 issued and outstanding, respectively)	527	526
Additional paid-in capital	220,468	218,266
Retained earnings	61,538	57,773
Accumulated other comprehensive income (loss), net of income taxes	9	(21)
Total shareholders' equity	302,280	296,282
Total liabilities and shareholders' equity	$2,136,737	$2,059,912

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2025	2024
Interest income
Debt securities available-for-sale	$276	$460
Loans and fees on loans	34,483	24,985
Other interest earning assets	3,131	1,622
Total interest income	37,890	27,067
Interest expense
Deposits	9,845	5,576
Notes and securitizations	10,974	10,827
Bank and FHLB borrowings	3,138	1,758
Total interest expense	23,957	18,161
Net interest income	13,933	8,906
Provision for credit losses	13,505	4,015
Net interest income after provision for credit losses	428	4,891
Noninterest income
Dividend income	1,686	386
Net loss on loan servicing assets	(3,652)	(1,735)
Servicing income	5,525	5,357
Net gains on sales of loans	12,961	20,292
Net gain on loans under the fair value option	18,077	2,798
Technology and IT support income	—	5,770
Electronic payment processing income	10,609	10,987
Other noninterest income	7,192	5,512
Total noninterest income	52,398	49,367
Noninterest expense
Salaries and employee benefits expense	21,316	20,506
Technology services expense	—	3,408
Electronic payment processing expense	4,447	4,846
Professional services expense	3,435	4,565
Other loan origination and maintenance expense	4,417	2,244
Depreciation and amortization	146	532
Other general and administrative costs	7,416	5,058
Total noninterest expense	41,177	41,159
Net income before taxes	11,649	13,099
Income tax expense	2,282	3,449
Net income	9,367	9,650
Dividends to preferred shareholders	(400)	(400)
Net income available to common shareholders	$8,967	$9,250
Earnings per Common Share:
Basic	$0.36	$0.38
Diluted	$0.35	$0.38

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$9,367	$9,650
Other comprehensive gain before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	28	9
Other comprehensive gain before tax	28	9
Income tax expense (benefit)	2	(2)
Other comprehensive income, net of tax	30	7
Comprehensive income	$9,397	$9,657

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	26,291	$526	20	$19,738	$218,266	$(21)	$57,773	$296,282
Stock-based compensation expense, net of forfeitures	—	—	—	—	1,828	—	—	1,828
Dividends declared related to RSA, net of accrued dividends forfeited	35	1	—	—	366	—	(367)	—
Purchase of vested stock for employee payroll tax withholding	(3)	—	—	—	(46)	—	—	(46)
Restricted stock awards, net of forfeitures	15	—	—	—	—	—	—	—
ESPP issuances	4	—	—	—	54	—	—	54
Dividends declared common shares ($0.19/share)	—	—	—	—	—	—	(4,835)	(4,835)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	—	—	(400)	(400)
Net income (loss)	—	—	—	—	—	—	9,367	9,367
Other comprehensive income, net of tax	—	—	—	—	—	30	—	30
Balance at March 31, 2025	26,342	$527	20	$19,738	$220,468	$9	$61,538	$302,280

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Common stock		Preferred stock		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Accumulated undistributed earnings	Retained earnings	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	24,680	$492	20	$19,738	$200,913	$(148)	$—	$28,051	$249,046
Stock-based compensation expense, net of forfeitures	—	—	—	—	681	—	—	—	681
Dividends declared related to RSA, net of accrued dividends forfeited	6	—	—	—	73	—	—	(73)	—
Purchase of vested stock for employee payroll tax withholding	(21)	—	—	—	(253)	—	—	—	(253)
Restricted stock awards, net of forfeitures	45	1	—	—	—	—	—	—	1
ESPP issuances	5	—	—	—	56	—	—	—	56
Amortization of offering costs	—	—	—	—	(39)	—	—	—	(39)
Dividends declared common shares ($0.19/share)	—	—	—	—	—	—	—	(4,617)	(4,617)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	—	—	—	(400)	(400)
Net income (loss)	—	—	—	—	—	—	—	9,650	9,650
Other comprehensive loss, net of tax	—	—	—	—	—	7	—	—	7
Balance at March 31, 2024	24,715	$493	20	$19,738	$201,431	$(141)	$—	$32,611	$254,132

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$9,367	$9,650
Adjustments to reconcile net income to net cash used in operating activities:
Net appreciation on joint ventures and other non-control investments	(1,110)	(169)
Net (gain) loss on loans accounted for under the fair value option	(18,077)	(2,798)
Loan servicing asset revaluation	3,652	1,735
Net unrealized depreciation (appreciation) on warrants and derivative transactions	1,724	(592)
Net gain on sales of loans	(12,961)	(20,292)
Net accretion of premium/discount	(905)	(61)
Amortization of deferred financing costs	983	987
Provision for credit losses	13,505	4,015
Lower of cost or market adjustment on loans held for sale	—	221
Bad debt expense, net of recoveries	85	167
Stock compensation expense	1,834	681
Deferred income tax expense (benefit)	2,791	2,513
Depreciation and amortization	146	532
Proceeds from sale of loans held for sale	142,933	184,332
Sale (purchase) of loans held for sale from affiliate	—	22,531
Funding of loans held for sale	(247,439)	(255,727)
Principal received on loans held for sale	2,797	1,638
Changes in operating assets and liabilities:
Settlement receivable	46,376	5,340
Income tax payable	(519)	874
Due to/from related parties	156	—
Other assets	(19,170)	(1,430)
Dividends payable	2	246
Due to participants	14,049	2,852
Accounts payable, accrued expenses and other liabilities	(1,176)	4,081
Other, net	253	—
Net cash used in operating activities	(60,704)	(38,674)

Cash flows from investing activities:
Net decrease in loans held for investment, at fair value	17,702	21,688
Net increase in loans held for investment, at cost	(110,671)	(62,123)
Proceeds from sale of Newtek Technology Solutions, Inc.	4,000	—
Contributions to joint ventures and other non-control investments	—	(7,243)
Return of capital from joint ventures and other non-control investments	14	24
Purchase of fixed assets	(37)	(57)
Net increase in Federal Home Loan Bank and Federal Reserve Bank stock	(277)	(138)
Sales (purchases) of available-for-sale securities	(1,976)	4,044
Maturities of available-for-sale securities	12,000	—
Net cash used in investing activities	(79,245)	(43,805)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Net borrowings on bank notes payable	85,178	43,814
Net (decrease) increase in deposits	(7,001)	49,098
Repayment of Federal Home Loan Bank advances	(3,500)	(3,484)
Maturity of 2025 5.00% Notes	(30,000)	—
Proceeds from 2030 Notes	30,000	—
Payments on Notes Payable - Securitization Trusts	(16,027)	(22,954)
Dividends paid, net of dividend reinvestment plan	(5,233)	(4,771)
Payments of deferred financing costs	(710)	(24)
Proceeds from common stock issued under ESPP	48	—
Purchase of vested stock for employee payroll tax withholding	(46)	—
Net cash provided by financing activities	52,709	61,679
Net decrease in cash and restricted cash	(87,240)	(20,800)
Cash and restricted cash—beginning of period (Note 2)	381,374	184,006
Cash and restricted cash—end of period (Note 2)	$294,134	$163,206

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$705	$1,447
Dividends declared but not paid during the period	$5,235	$4,617
IPM stock acquired	$8,200	$—
IPM earn-out	$2,268	$—

Supplemental disclosure of cash flow information:
Interest paid	$24,788	$19,079
Income taxes paid	$4	$73

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The Company is a financial holding company that is a leading provider of business and financial solutions to independent business owners (SMBs) and provides SMBs with the following Newtek® branded business and financial solutions: Newtek Banking, Newtek Alternative Lending, Newtek Payments, Newtek Insurance, and Newtek Payroll.

NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank; NSBF; NMS (and its subsidiary Mobil Money); NBC; PMT; NIA; TAM; POS; NALH; and NCL.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

Consolidation

The consolidated financial statements include the accounts of NewtekOne, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. The Company considers a voting rights entity to be a subsidiary and consolidates it if the Company has a controlling financial interest in the entity. VIEs are consolidated if NewtekOne has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., NewtekOne is the primary beneficiary). The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis. Investments in companies which are not VIEs, but in which the Company has more than minor influence over the operating and financial policies, are accounted for using the equity method of accounting. Investments in VIEs where NewtekOne is not the primary beneficiary of a VIE are accounted for using the equity method of accounting. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the investment balance. Refer to NOTE 3—INVESTMENTS.

Sale of NTS

On January 2, 2025, the Company completed the previously announced sale of its wholly owned subsidiary Newtek Technology Solutions, Inc. (“NTS”) to Paltalk, Inc. (subsequently renamed Intelligent Protection Management Corp. (“IPM”)) (Nasdaq: IPM) (the “NTS Sale”), pursuant to the Agreement and Plan of Merger (the “Agreement”), dated as of August 11, 2024, by and among IPM, PALT Merger Sub 1, Inc., PALT Merger Sub 2, LLC, NTS and the Company. As previously disclosed, in connection with the Company’s acquisition of Newtek Bank and transition to a financial holding company, the Company made a commitment to the Board of Governors of the Federal Reserve System to divest or terminate the activities of NTS.

Under the terms of the Agreement, at the closing of the NTS Sale, IPM acquired NTS for a combination of $4.0 million in cash, subject to certain purchase price adjustments (the “Cash Consideration”) and 4.0 million shares of a newly created series of IPM non-voting preferred stock, the Series A Non-Voting Common Equivalent Stock (the “IPM Preferred Stock”) (the “Stock Consideration” and together with the Cash Consideration, the “Closing Consideration”). Upon the occurrence of certain specified transfers of the IPM Preferred Stock, each share of IPM Preferred Stock will automatically convert into one share of common stock of IPM, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out amount of up to $5.0 million, payable in cash, IPM Preferred Stock, or a combination thereof (as determined in IPM’s discretion), based on IPM’s achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. Pursuant to the Agreement, the Company is entitled to appoint one representative to the IPM board of directors. Barry Sloane, the Company’s President, Chairman and Chief Executive Officer serves on the IPM board of directors as the Company’s representative. The Company has accounted for our investment in IPM under ASC 321 beginning in the first quarter of 2025 and as such management measured the equity investment at fair value and the carrying amount will be remeasured at each reporting period with changes in fair value recorded in earnings. In addition, the assets, liabilities and operations of NTS were classified as held for sale as of December 31, 2024.

Reclassifications and Restatements

Certain prior period amounts, to the extent comparable, have been reclassified to conform to the current period presentation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
A more detailed description of our accounting policies is included in the Company’s 2024 Form 10-K, which accounting policies remain significantly unchanged. There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2024 Form 10-K.

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of March 31, 2025, cash deposits in excess of insured amounts totaled $41.0 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2025.
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

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of March 31, 2025 and 2024 and December 31, 2024:

	March 31, 2025	March 31, 2024	December 31, 2024
Cash and due from banks	$10,201	$12,295	$6,941
Restricted cash	24,151	35,759	28,226
Interest bearing deposits in banks	259,782	115,152	346,207
Cash and restricted cash	$294,134	$163,206	$381,374

	March 31, 2025	March 31, 2024	December 31, 2024
Cash held at Federal Reserve Bank[1]	$259,343	$115,137	$345,680
Cash held at other financial institutions	34,791	48,069	35,694
Total cash and cash equivalents	$294,134	$163,206	$381,374
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

SBA 7(a):     The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program (the “SBA 7(a) Program”), i.e., SBA 7(a) loans. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) lending program, a bank or other lender licensed by the SBA may underwrite loans between $5.0 thousand and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The guaranteed portion of the loans are HFS and carried at LCM and therefore are not subject to CECL. The unguaranteed portion of the loans that are held on balance sheet at amortized cost are subject to CECL. In the context of CECL, these SBA 7(a) loans are held at Newtek Bank.

Individually Evaluated Loans. Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. Management defines these loans as nonaccrual loans with exposure above $50 thousand. In the first quarter of 2025, management began evaluating the remaining PCD loans individually. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral or going concern, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2025 and 2024, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Accrued Interest Receivable

Upon the Acquisition and adoption of CECL, the Company made the following elections regarding accrued interest receivable: (1) presented accrued interest receivable balances separately within other assets balance sheet line item; (2) excluded interest receivable that is included in amortized cost of financing receivables from related disclosures requirements and (3) continued our policy to write-off accrued interest receivable by reversing interest income. For loans, write-off typically occurs upon becoming over 90 to 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on investment securities.

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled. The guaranteed portion of SBA 7(a) loan principal balances that have been sold but not yet settled as of March 31, 2025 and December 31, 2024 was $5.4 million and $47.4 million, respectively. The settlement receivable also includes $0.6 million and $5.0 million of premiums, which have been recognized in Net Gains on Sales of Loans as of March 31, 2025 and December 31, 2024, respectively.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. See NOTE 16—INCOME TAXES.

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

Recently Adopted Accounting Pronouncements

Business Combinations—Joint Venture Formations (ASU 2023-05): In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60). The amendments in this Update address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and (2) reduce diversity in practice. The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The Company adopted this guidance as of January 1, 2025 and the adoption of this standard is not expected to a have a material impact on its consolidated financial statements.

Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities will be required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. The amendments must be applied using either a prospective or retrospective approach. The Company adopted this guidance as of January 1, 2025, which will result in enhanced income tax disclosures within the consolidated financial statements beginning with its December 31, 2025 Form 10-K.

Compensation—Stock Compensation (ASU 2024-01): In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted ASU 2024-01 on January 1, 2025 and the adoption of this standard is not expected to a have a material impact on its consolidated financial statements.

Accounting Standards Update 2025-02 “Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” (ASU 2025-02) amends the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and is not expected to have an impact on its consolidated financial statements.

New Accounting Standards

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (ASU 2024-03): In November 2024, the FASB issued ASU 2024-03, and in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date (ASU 2025-01). ASU 2024-03 requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of adopting this standard and, at this time, does not anticipate it will have a material impact on its consolidated financial statements.

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

NOTE 3—INVESTMENTS:

Investments consisted of the following at:

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Joint ventures and other non-control investments, at fair value	$54,493	$69,242	$44,039	$57,678
Debt securities available-for-sale, at fair value	14,117	14,127	23,934	23,916
Federal Home Loan Bank and Federal Reserve Bank stock	3,862	3,862	3,585	3,585
Total investments	$72,472	$87,231	$71,558	$85,179

The Company’s Investments in Joint Ventures (JV) and Other Non-Control Investments

NCL JV: On May 20, 2019, the Company and its joint venture partner launched NCL JV to provide ALP loans (formerly referred to as non-conforming conventional commercial and industrial term loans) to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between NCL, a wholly-owned subsidiary of the Company, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new ALP loans during 2020. On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay NCL JV’s credit facility and return capital to the NCL JV partners.

The following tables show certain summarized financial information for NCL JV:

Selected Statements of Assets and Liabilities Information (Unaudited)	March 31, 2025	December 31, 2024
Cash	$498	$587
Restricted cash	6,968	5,513
Loans, at FV (amortized cost of $47,432 and $52,751, respectively)	49,781	53,895
Other assets	977	1,737
Total assets	$58,224	$61,732

Securitization notes payable	$20,369	$25,322
Other liabilities	950	867
Total liabilities	21,319	26,189
Net assets	36,906	35,543
Total liabilities and net assets	$58,225	$61,732

Selected Statements of Operations Information (Unaudited)	Three Months Ended March 31,
	2025	2024
Interest and other income	$1,342	$1,373
Total expenses	310	472
Net investment income	1,032	901
Unrealized (depreciation) appreciation on investments	1,205	(2,131)
Net increase (decrease) in net assets resulting from operations	$2,237	$(1,230)

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, and began making investments in ALP loans during the fourth quarter of 2022. NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. On July 23, 2024, TSO JV closed a securitization backed by ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes (collectively, the “TSO Notes”) issued by NALP Business Loan Trust 2024-1. The TSO Notes were backed by $190.5 million of collateral, consisting of Company originated ALP loans. The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively. TSO JV ceased investing in new ALP loans in July 2023.

The following tables show certain summarized financial information for TSO JV:

Selected Statements of Assets and Liabilities Information (Unaudited)	March 31, 2025	December 31, 2024
Cash	$2,547	$1,780
Restricted cash	5,025	18,399
Loans, at FV (amortized cost of $172,037 and $173,654, respectively)	191,105	183,084
Other assets	2,750	5,112
Total assets	$201,427	$208,375
Securitization notes payable	$121,082	$140,224
Dividends Payable	2,500	—
Other liabilities	359	427
Total liabilities	123,941	140,651
Net assets	77,486	67,724
Total net assets	$201,427	$208,375

Selected Statements of Operations Information (Unaudited)	Three Months Ended March 31,
	2025	2024
Interest and other income	$5,298	$2,343
Total expenses	2,673	1,464
Net investment income	2,625	879
Unrealized appreciation on investments	9,637	872
Realized gain on derivative transactions	—	265
Unrealized gain on derivative transactions	—	574
Net increase in net assets resulting from operations	$12,262	$2,590

Intelligent Protection Management Corp.: In connection with the NTS Sale (See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION; Sale of NTS), the Company received the Closing Consideration consisting of the $4.0 million Cash Consideration and 4.0 million shares of IPM Preferred Stock. Upon the occurrence of certain specified transfers of the IPM Preferred Stock, each share of IPM Preferred Stock will automatically convert into one share of common stock of IPM, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive the Earn-out in an amount of up to $5.0 million, payable in cash, IPM Preferred Stock, or a combination thereof (as determined in IPM’s discretion), based on IPM’s achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years.

Investments in Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Investments related to our joint ventures and other non-controlled investments for the three months ended March 31, 2025 and 2024 were as follows:

Company	Fair Value at December 31, 2024	Purchases (Cost)		Return of Investment	Net Gains/(Losses)	Fair Value at March 31, 2025	Dividend Income
Joint Ventures
NCL JV	$18,800	$—		$—	$200	$19,000	$1,249
TSO JV	38,100	—		—	1,900	40,000	437
Total Joint Ventures	$56,900	$—		$—	$2,100	$59,000	$1,686
Other Non-Control Investments
EMCAP Loan Holdings, LLC	$320	$—		$(14)	$—	$306	$—
Biller Genie Software, LLC	458	—		—	250	708	—
Intelligent Protection Management Corp.	—	10,468	[1]	—	(1,240)	9,228	—
Total Other Non-Control Investments	$778	$10,468		$(14)	$(990)	$10,242	$—
Total	$57,678	$10,468		$(14)	$1,110	$69,242	$1,686
1    Four million shares of IPM Preferred Stock valued at $2.05 per share, which was the closing price of IPM’s common shares on January 2, 2025; plus the fair value of the Earn-out of $2.268 million as of March 31, 2025, valued in accordance with ASC 805 and ASC 820

Company	Fair Value at December 31, 2023	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at March 31, 2024	Dividend Income
Joint Ventures
NCL JV	$19,400	$—	$—	$(1,150)	$18,250	$379
TSO JV	21,459	7,243	—	1,295	29,997	—
Total Joint Ventures	$40,859	$7,243	$—	$145	$48,247	$379
Other Non-Control Investments
EMCAP Loan Holdings, LLC	$368	$—	$(24)	$24	$368	$7
Biller Genie Software, LLC	360	—	—	—	360	—
Total Other Non-Control Investments	$728	$—	$(24)	$24	$728	$7
Total	$41,587	$7,243	$(24)	$169	$48,975	$386

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of debt securities available-for-sale by major type as of March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$14,117	$11	$1	$14,127	$23,934	$11	$29	$23,916

As of March 31, 2025 and December 31, 2024, there was none and $30.4 thousand of accrued interest receivable on available-for-sale securities, respectively, included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the three months ended March 31, 2025 and 2024, securities sold or settled were as follows:

	Three Months Ended March 31,
	2025		2024
	#	$	#	$
Securities sold or settled	4	$(10,024)	—	$—

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of debt securities available-for-sale by length of time each major security type has been in a continuous unrealized loss position:

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$1,987	$1	$—	$—	1	$1,987	$1

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$12,061	$27	$—	$—	2	$12,061	$27

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale by contractual maturity:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$14,114	$14,127	$15,833	$15,838
After 1 year through 5 years	—	—	8,101	8,078
Total	$14,114	$14,127	$23,934	$23,916

Other information

The following table summarizes Newtek Bank’s debt securities available-for-sale pledged for deposits, borrowings, and other purposes:

	March 31, 2025	December 31, 2024
Pledged for deposits	$—	$—
Pledged for borrowings and other	14,127	23,916
Total pledged	$14,127	$23,916

NOTE 4—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value, includes SBA 7(a) loans originated by NSBF. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans by NSBF where the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by collateral type for loans HFI, at fair value:

	Loans HFI, at Fair Value
	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
CRE	$155,411	$165,747	$162,894	$175,353
Residential Real Estate	65,394	63,344	69,667	67,474
Machinery and Equipment¹	57,184	52,042	60,460	56,454
Accounts Receivable and Inventory	56,126	50,677	59,449	54,267
Unsecured	5,437	5,393	5,643	5,644
Other²	12,072	9,591	13,033	10,554
Total	$351,624	$346,794	$371,146	$369,746
1 Machinery and Equipment includes one loan at NewtekOne at $4.7 million Cost and $4.5 million Fair value as of March 31, 2025, and $4.7 million Cost and $4.6 million Fair Value as of December 31, 2024.
2 Other includes one loan at NewtekOne at $2.0 million Cost and $1.1 million Fair Value as of March 31, 2025, and one loan at $2.0 million Cost and $1.1 million Fair Value as of December 31, 2024.

Loans HFI, at amortized cost, net of deferred fees and costs
Loans HFI, at amortized cost, net of deferred fees and costs, includes unguaranteed portions of SBA 7(a) loans, CRE, and C&I loans originated and held by Newtek Bank. The following table shows the Company’s loan portfolio by loan type for loans HFI, at amortized cost:

	Loans HFI, at Amortized Cost
	March 31, 2025	December 31, 2024
SBA	$428,496	$380,981
CRE	230,626	191,831
C&I	50,450	47,558
Total Loans	709,572	620,370
Deferred fees and costs, net	1,594	1,281
Loans held for investment, at amortized cost, net of deferred fees and costs	$711,166	$621,651
Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of March 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$32,701	$4,565	$—	$69,038	$106,304	$240,490	$346,794

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$23,158	$18,400	$9,268	$67,304	$118,130	$251,616	$369,746

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of March 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$8,605	$—	$—	$34,008	$42,613	$385,883	$428,496
CRE	323	—	—	3,350	3,673	226,953	230,626
C&I	780	—	—	767	1,547	48,903	50,450
Total, at amortized cost	$9,708	$—	$—	$38,125	$47,833	$661,739	$709,572
Deferred fees and costs							1,594
Total, at amortized cost net of deferred fees and costs							$711,166
Allowance for credit losses							(38,649)
Total, at amortized cost, net							$672,517

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$11,264	$9,046	$—	$21,706	$42,016	$338,965	$380,981
CRE	—	—	—	2,635	2,635	189,196	191,831
C&I	275	—	—	—	275	47,283	47,558
Total, at amortized cost	$11,539	$9,046	$—	$24,341	$44,926	$575,444	$620,370
Deferred fees and costs							1,281
Total, at amortized cost net of deferred fees and costs							$621,651
Allowance for credit losses							(30,233)
Total, at amortized cost, net							$591,418

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

The following tables present asset quality indicators by portfolio class and origination year at March 31, 2025 and December 31, 2024:

March 31, 2025	Term Loans HFI by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$—	$22,039	$105,150	$36,534	$111,344	$275,067
Risk Grades 5-6	—	—	3,836	18,700	6,147	42,864	71,547
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	—	142	—	38	180
Total	$—	$—	$25,875	$123,992	$42,681	$154,246	$346,794
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$53,784	$215,080	$102,342	$—	$—	$—	$371,206
Risk Grades 5-6	—	17,798	29,468	—	—	—	47,266
Risk Grade 7	—	2,200	7,187	—	—	—	9,387
Risk Grade 8	—	294	343	—	—	—	637
Total	$53,784	$235,372	$139,340	$—	$—	$—	$428,496
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$41,175	$51,756	$25,631	$31,351	$15,711	$59,886	$225,510
Risk Grades 5-6	—	—	—	1,766	—	3,350	5,116
Risk Grade 7	—	—	—	—	—	—	—
Total	$41,175	$51,756	$25,631	$33,117	$15,711	$63,236	$230,626
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$21,413	$23,275	$4,261	$—	$—	$—	$48,949
Risk Grades 5-6	—	688	46	—	—	—	734
Risk Grade 7	—	500	267	—	—	—	767
Total	$21,413	$24,463	$4,574	$—	$—	$—	$50,450
Total	$116,372	$311,591	$195,420	$157,109	$58,392	$217,482	$1,056,366

December 31, 2024	Term Loans HFI by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$24,061	$112,058	$40,641	$20,379	$102,569	$299,708
Risk Grades 5-6	—	3,469	18,592	5,365	3,188	39,225	69,839
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	144	17	22	16	199
Total	$—	$27,530	$130,794	$46,023	$23,589	$141,810	$369,746
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$224,958	$110,735	$—	$—	$—	$—	$335,693
Risk Grades 5-6	7,475	32,753	—	—	—	—	40,228
Risk Grade 7	588	4,132	—	—	—	—	4,720
Risk Grade 8	85	255	—	—	—	—	340
Total	$233,106	$147,875	$—	$—	$—	$—	$380,981
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$51,889	$25,697	$33,235	$15,763	$395	$60,614	$187,593
Risk Grades 5-6	—	—	—	—	883	3,355	4,238
Risk Grade 7	—	—	—	—	—	—	—
Total	$51,889	$25,697	$33,235	$15,763	$1,278	$63,969	$191,831
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$44,251	$1,532	$—	$—	$—	$1,500	$47,283
Risk Grades 5-6	—	275	—	—	—	—	275
Risk Grade 7	—	—	—	—	—	—	—
Total	$44,251	$1,807	$—	$—	$—	$1,500	$47,558
Total	$329,246	$202,909	$164,029	$61,786	$24,867	$207,279	$990,116

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the periods ended March 31, 2025 and 2024:

	March 31, 2025				March 31, 2024
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,430	$315	$28,488	$30,233	$1,408	$314	$10,852	$12,574
Charge offs	—	—	(5,131)	(5,131)	—	—	(370)	(370)
Recoveries	—	—	5	5	—	—	—	—
Provision for credit losses[1]	407	294	12,841	13,542	(130)	(17)	4,069	3,922
Ending balance	$1,837	$609	$36,203	$38,649	$1,278	$297	$14,551	$16,126

1 Excludes $37.0 thousand and $93.0 thousand of Provision for credit losses relating to unfunded commitments for the three months ended March 31, 2025 and March 31, 2024, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The Company identified 282 and 145 loans as of March 31, 2025 and December 31, 2024, respectively, that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	March 31, 2025				December 31, 2024
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$—	$12,303	$12,303	$—	$—	$7,019	$7,019
Collectively Evaluated	1,837	609	23,900	26,346	1,430	315	21,469	23,214
Total	$1,837	$609	$36,203	$38,649	$1,430	$315	$28,488	$30,233

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	March 31, 2025				December 31, 2024
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$19,293	$767	$34,008	$54,068	$2,635	$—	$21,706	$24,341
Collectively Evaluated	211,333	49,683	394,488	655,504	189,196	47,558	359,275	596,029
Total	$230,626	$50,450	$428,496	$709,572	$191,831	$47,558	$380,981	$620,370

The amortized cost basis of loans on nonaccrual status and the individually assessed ACL are as follows:

	March 31, 2025			December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$6,786	$22,885	$11,536	$7,264	$14,444	$7,019
CRE	23,631	—	—	2,635	—	—
C&I	—	767	767	—	—	—
Total	$30,417	$23,652	$12,303	$9,899	$14,444	$7,019

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	March 31, 2025				December 31, 2024
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA	$31,128	$2,880	$34,008	$11,536	$19,586	$2,120	$21,706	$7,019
CRE	19,293	—	19,293	—	2,635	—	2,635	—
C&I	—	767	767	767	—	—	—	—
Total	$50,421	3,647	54,068	12,303	$22,221	2,120	24,341	7,019

Accrued interest on loans totaled $16.0 million and $15.5 million as of March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company did not make any loan modifications to borrowers experiencing financial difficulty that would require disclosure, such as principal forgiveness, term extension, or interest rate reductions during the three months ended March 31, 2025 and 2024. Additionally, there were no troubled debt restructurings under legacy U.S. GAAP during the three months ended March 31, 2025 and 2024.

Loans held for sale, at fair value

	March 31, 2025	December 31, 2024
SBA 504 First Lien	$148,929	$128,255
SBA 504 Second Lien	21,274	26,678
SBA 7(a)	64,976	4,855
SBA 7(a) Partials[1]	18,311	—
ALP	294,468	212,498
Loans held for sale, at fair value	$547,958	$372,286
1    Reclassified from Loans held for sale, at LCM.

The following tables summarize the aging of accrual and non-accrual loans HFS, at fair value by class:

	As of March 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$38,297	$7,315	$—	$4,248	$49,860	$203,630	$253,490
ALP, at fair value	8,732	—	2,538	—	11,270	283,198	294,468
Total	$47,029	$7,315	$2,538	$4,248	$61,130	$486,828	$547,958

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$29,119	$13,367	$—	$250	$42,736	$117,052	$159,788
ALP, at fair value	—	2,492	—	—	2,492	210,006	212,498
Total	$29,119	$15,859	$—	$250	$45,228	$327,058	$372,286

Loans held for sale, at LCM

	March 31, 2025	December 31, 2024
SBA 504 First Lien	$29,602	$36,783
SBA 504 Second Lien	6,247	8,203
SBA 7(a) Partials[1]	—	13,817
Loans held for sale, at LCM	35,849	58,803
1Reclassified to Loans held for sale, at fair value.

The following tables summarize the aging of accrual and non-accrual loans HFS, at LCM by class:

	As of March 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$5,692	$—	$—	$2,505	8,197	$27,652	$35,849

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$2,164	$1,099	$—	$—	$3,263	$55,540	$58,803

NOTE 5—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Due to affiliated companies[1]	$157	$242
Due from affiliated companies[2]	71	—
Total due to/due from affiliated companies	$86	$242
1 Included within Accounts payable, accrued expenses, and other liabilities
2 Included within Other assets

Transactions with joint ventures and other non-control investments

Refer to NOTE 3—INVESTMENTS for a schedule of transactions with our joint ventures and other non-control equity investments.

The following table summarizes the income earned from our joint ventures and other non-control investments for the periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Servicing income	$494	$348
Dividend income	1,687	379
Total income	$2,181	$727

Expenses	1,329	—

Net income/(expense)	$852	$727

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
FDIC insured deposits	$4,793	$4,732
Non-FDIC insured deposits	1,118	1,098
Total deposits from related parties and their affiliated companies	$5,911	$5,830

NOTE 6—SERVICING ASSETS:
Servicing assets held by NSBF are measured at fair value and the Company performs valuations on a quarterly basis. Servicing assets held by Newtek Bank, including Newtek Bank’s subsidiary SBL, are measured at lower of cost or market where the assets are initially recorded at fair value, then subsequently amortized, and assessed for impairment each reporting period.
The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, for the unguaranteed portions of SBA 7(a) loans in the NSBF sponsored securitizations, and for the portfolios of ALP loans SBL services for the NCL JV and TSO JV sponsored securitizations.
The following table summarizes the unpaid principle balance of loans serviced at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
SBA 7(a)	$1,942,097	$1,996,715
ALP	168,214	169,842
504	12,427	12,475
Total loans serviced	$2,122,738	$2,179,032
The following table summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$20,215				$22,062
Discount factor[1]		12.00%	12.00%	12.00%		12.00%	12.00%	12.00%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		21.00%	21.00%	21.00%		21.00%	21.00%	21.00%
Servicing assets at LCM:	24,410				24,195
Discount factor[1]		12.00%	12.00%	12.00%		12.97%	12.00%	13.50%
Cumulative prepayment rate		22.50%	22.50%	22.50%		34.65%	22.50%	75.00%
Average cumulative default rate		21.00%	21.00%	21.00%		18.90%	5.00%	20.00%
Total	$44,625				$46,257
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 8—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets, at fair value. The following tables show a rollforward of servicing assets, at LCM for the three months ended March 31, 2025 and 2024:

Servicing Assets, at LCM	March 31, 2025
December 31, 2024	$24,195
Amortization[1]	(1,805)
Additions[2]	2,020
Impairment assessment	—
March 31, 2025	$24,410
1 Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2 Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing Assets, at LCM	March 31, 2024
December 31, 2023	$10,389
Amortization[1]	(589)
Additions[2]	3,771
Impairment assessment	—
March 31, 2024	$13,571
1 Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2 Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing fee income earned for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31, 2025
	2025	2024
Servicing fee income	$5,525	$5,357

NOTE 7—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes the carrying amount of goodwill:

	March 31, 2025	December 31, 2024
Banking	$271	$271
Payments	13,814	13,814
Total goodwill	$14,085	$14,085

Banking: The goodwill in the banking segment was generated from the Acquisition, representing the the excess of the purchase price over the fair value of the net assets acquired.

Payments: The goodwill in the payments segment was generated from acquisitions by the legal entities within this segment prior to the consolidation of those entities into NewtekOne following the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At March 31, 2025			At December 31, 2024
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Banking - Core Deposits	$1,040	$(414)	$626	$1,040	$(373)	$667

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

Amortization expense for the three months ended March 31, 2025 and 2024 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$41	$208

The remaining estimated aggregate future amortization expense for intangible assets as of March 31, 2025 is as follows:

Amortization Expense
2025	$115
2026	135
2027	114
2028	94
2029	73
Thereafter	95
Total	$626

NOTE 8—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements at March 31, 2025
	Total	Level 1		Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$14,127	$14,127		$—	$—
Loans held for sale, at fair value	547,958	—		—	547,958
Loans held for investment, at fair value	346,794	—		—	346,794
Other real estate owned, at fair value[1]	4,306	—		—	4,306
Servicing assets, at fair value	20,215	—		—	20,215
Joint ventures and other non-control investments	69,242	6,960	[4]	—	62,282
Total assets measured at fair value	$1,002,642	$21,087		$—	$981,555
Liabilities:
Equity warrants[2]	$102	$—		$—	$102
Derivative instruments[2,3]	1,040	—		1,040	—
Total liabilities measured at fair value	$1,142	$—		$1,040	$102
1    Included in Other assets on the Consolidated Statements of Financial Condition.
2    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
3    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
4    Four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.74 on March 31, 2025.

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$23,916	$23,916	$—	$—
Loans held for sale, at fair value	372,286	—	—	372,286
Loans held for investment, at fair value	369,746	—	—	369,746
Other real estate owned [1]	3,764	—	—	3,764
Servicing assets, at fair value	22,062	—	—	22,062
Joint ventures and other non-control investments	57,678	—	—	57,678
Assets held for sale[2]	21,308	—	—	21,308
Derivative instruments[1,3]	715	—	715	—
Total assets measured at fair value	$871,475	$23,916	$715	$846,844
Liabilities:
Equity warrants[3]	$133	$—	$—	$133
Total liabilities measured at fair value	$133	$—	$—	$133
1    Included in Other assets on the Consolidated Statements of Financial Condition.
2    Non-recurring.
3    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Non-Control Investments	Servicing Assets, at FV	Warrant Liabilities[1]	Other Real Estate Owned[2]
Fair value, December 31, 2024	$369,746	$372,286	$57,678	$22,062	$133	$3,764
Reclasses between loans at FV and LCM	—	20,949	—	—	—	—
Reclasses between loans HFS and HFI	—	(2,550)	—	—	—	—
Sales	33	(109,246)	—	—	—	(75)
Principal payments received	(18,606)	(1,667)	—	—	—	—
Foreclosed real estate acquired	(705)	—	—	—	—	705
SBA loans, funded	—	177,030	—	—	—	—
ALP loans, funded	—	68,500	—	—	—	—
Purchases and repurchases of loans	905	—	—	—	—	—
Additions[3]	—	—	3,508	—	—	—
Capital contributions/(distributions)	—	—	(14)	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	(24)	22,656	1,110	—	(31)	(88)
Other factors	(4,555)	—	—	(1,847)	—	—
Fair value, March 31, 2025	$346,794	$547,958	$62,282	$20,215	$102	$4,306
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Investment in IPM

	Three Months Ended March 31, 2024
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Non-Control Investments	Servicing Assets, at FV	Warrant Liabilities[1]	Other Real Estate Owned[2]
Fair value, December 31, 2023	$469,801	$118,867	$41,587	$29,336	$141	$1,110
Sales	(1,848)	(31,323)	—	—	—	(74)
Principal payments received	(21,713)	(166)	—	—	—	—
Foreclosed real estate acquired	(1,447)	—	—	—	—	1,447
SBA loans, funded	27	4,203	—	—	—	—
ALP loans, funded	—	66,905	—	—	—	—
Mortgage loans, funded	—	24,179	—	—	—	—
Additions	—	—	—	—	—	—
Purchases and repurchases of loans	—	—	—	—	—	—
Capital contributions/(distributions)	—	—	7,243	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	—	4,426	145	—	(65)	(45)
Other factors	(1,892)	13	—	(1,735)	—	—
Fair Value, March 31, 2024	$442,928	$187,104	$48,975	$27,601	$76	$2,438
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2025 and December 31, 2024. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2025 and December 31, 2024.

	Fair Value as of		Weighted	Range
	March 31, 2025	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$277,756	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$69,038	Market yields	7.42%	7.42%	7.42%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$547,958	Market yields	7.33%	6.66%	7.86%
		Cumulative prepayment rate	58.39%	50.00%	65.00%
		Average cumulative default rate	10.60%	5.00%	15.00%
Joint ventures and other non-control investments	$62,282	Market yields	8.10%	8.00%	12.00%
		Cost of equity	11.00%	8.00%	14.00%
		Weighted average cost of capital	7.46%	6.00%	21.90%
Servicing assets, at FV	$20,215	Market yields	12.00%	12.00%	12.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Other real estate owned, at FV	$4,306	Appraised value	N/A	N/A	N/A
Liabilities:
Equity warrants	$102	Expected volatility	46.00%	46.00%	46.00%
		Dividend yield	6.40%	6.40%	6.40%
		Risk free rate	4.13%	4.13%	4.13%

	Fair Value as of		Weighted	Range
	December 31, 2024	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$302,442	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$67,304	Market yields	7.30%	7.30%	7.30%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$372,286	Market yields	7.62%	7.08%	8.18%
		Cumulative prepayment rate	59.78%	50.00%	70.00%
		Average cumulative default rate	9.89%	5.00%	15.00%
Joint ventures and other non-control investments	$57,678	Market yields	8.40%	8.00%	12.00%
		Cost of equity	11.00%	8.00%	14.00%
		Weighted average cost of capital	7.72%	6.00%	23.98%
Servicing assets, at FV	$22,062	Market yields	12.00%	12.00%	12.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Assets held for sale	$21,308	Present value factor	90.70%	89.50%	93.20%
		Discount rate	10.23%	7.27%	11.71%
Other real estate owned	$3,764	Appraised value	N/A	N/A	N/A
Liabilities:
Equity warrants	$133	Expected volatility	48.00%	48.00%	48.00%
		Dividend yield	6.00%	6.00%	6.00%
		Risk free rate	4.52%	4.52%	4.52%

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	March 31, 2025
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$10,201	$10,201	$—	$—	$10,201
Restricted cash	24,151	24,151	—	—	24,151
Interest bearing deposits in banks	259,782	259,782	—	—	259,782
Debt securities available-for-sale, at FV	14,127	14,127	—	—	14,127
Loans HFS, at FV	547,958	—	—	547,958	547,958
Loans HFS, at LCM	35,849	—	—	35,849	35,849
Loans HFI, at FV	346,794	—	—	346,794	346,794
Loans HFI, at amortized cost, net of deferred fees and costs	711,166	—	—	760,857	760,857
Federal Home Loan Bank and Federal Reserve Bank stock	3,862	—	3,862	—	3,862
Joint ventures and other non-control investments, at FV	69,242	6,960	—	62,282	69,242
Financial Liabilities:
Time deposits	402,265	—	403,284	—	403,284
Borrowings	773,991	—	300,655	478,821	779,476

	December 31, 2024
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,941	$6,941	$—	$—	$6,941
Restricted cash	28,226	28,226	—	—	28,226
Interest bearing deposits in banks	346,207	346,207	—	—	346,207
Debt securities available-for-sale, at FV	23,916	23,916	—	—	23,916
Loans HFS, at FV	372,286	—	—	372,286	372,286
Loans HFS, at LCM	58,803	—	—	58,856	58,856
Loans HFI, at FV	369,746	—	—	369,746	369,746
Loans HFI, at amortized cost, net of deferred fees and costs	621,651	—	—	668,687	668,687
Federal Home Loan Bank and Federal Reserve Bank stock	3,585	—	3,585	—	3,585
Joint ventures and other non-control investments, at FV	57,678	—	—	57,678	57,678
Financial Liabilities:
Time deposits	409,251	—	410,442	—	410,442
Borrowings	708,041	—	306,549	413,818	720,367

NOTE 9—DEPOSITS:

The following table summarizes deposits by type:

	March 31, 2025	December 31, 2024
Non-interest-bearing:
Demand	$11,920	$11,142
Interest-bearing:
Checking	109,129	103,978
Money market	36,062	62,001
Savings	406,945	386,680
Time deposits	402,265	409,251
Total interest-bearing	954,401	961,910
Total deposits	$966,321	$973,052

Time deposits, money market, and interest-bearing checking obtained through brokers	$27,100	$27,100
Aggregate amount of deposit accounts that exceeded the FDIC limit	$127,867	$140,679
Demand deposit overdrafts reclassified as loan balances	$1	$17
Certificates of deposit in excess of $0.25 million	$104,113	$99,231

The following table summarizes the scheduled maturities of time deposits:

2025	$338,423
2026	41,170
2027	22,170
2028	359
2029	117
Thereafter	26
Total time deposits	$402,265

NOTE 10—BORROWINGS:

At March 31, 2025 and December 31, 2024, the Company had borrowings composed of the following:

	March 31, 2025			December 31, 2024
	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate
Bank Borrowings[1]:
NMS Webster Note	$54,871	$41,709	6.92%	$54,871	$32,688	7.30%
SPV I Capital One Facility	60,000	17,472	7.17%	60,000	21,192	7.22%
SPV II Deutsche Bank Facility	130,000	127,495	7.52%	120,000	54,036	7.57%
SPV III One Florida Bank Facility	30,000	29,574	8.50%	30,000	23,011	8.50%
FHLB Advances[2]	17,000	11,857	2.35%	20,000	15,330	2.19%
Parent Company Notes[1]:
2025 Notes[3]	—	—	5.00%	30,000	29,913	5.00%
2026 Notes	115,000	114,461	5.50%	115,000	114,282	5.50%
2027 Notes[4]	50,000	49,951	8.125%	50,000	49,944	8.125%
2028 Notes	40,000	38,812	8.00%	40,000	38,726	8.00%
2029 Notes	71,875	69,750	8.50%	71,875	69,622	8.50%
2029 Notes	75,000	72,784	8.625%	75,000	72,662	8.625%
2030 Notes[5]	30,000	29,299	8.375%	—	—	—%
Notes payable - Securitization Trusts[6]	173,204	170,827	6.95%	189,231	186,635	7.32%
Total borrowings	$846,950	$773,991	7.31%	$855,977	$708,041	7.22%
1    Net of deferred financing costs.
2    At March 31, 2025 and December 31, 2024, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.02 million and $0.04 million purchase accounting adjustment, respectively.
3    On March 31, 2025, the 2025 5.00% Notes matured.
4    Effective December 11, 2024, the Company entered into Note Amendment and Exchange Agreements (the “Agreements”) with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.
5    On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025.
6    At March 31, 2025 and December 31, 2024, the net assets of the consolidated Trusts totaled $8.7 million and $8.9 million, respectively.

Outstanding borrowings that are presented net of deferred financing costs, which include the bank borrowings, the Parent Company Notes, and the Notes payable - Securitization Trusts, consisted of the following:

	March 31, 2025			December 31, 2024
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Bank Borrowings:
NMS Webster Note	$41,896	$(187)	$41,709	$32,894	$(206)	$32,688
SPV I Capital One Facility	17,550	(78)	17,472	21,300	(108)	21,192
SPV II Deutsche Bank Facility	128,200	(705)	127,495	54,800	(764)	54,036
SPV III One Florida Bank Facility	29,600	(26)	29,574	23,075	(64)	23,011
Parent Company Notes:
2025 Notes (5.00%)[2]	—	—	—	30,000	(87)	29,913
2026 Notes (5.50%)	115,000	(539)	114,461	115,000	(718)	114,282
2027 Notes (8.125%)[3]	50,000	(49)	49,951	50,000	(56)	49,944
2028 Notes (8.00%)	40,000	(1,188)	38,812	40,000	(1,274)	38,726
2029 Notes (8.50%)	71,875	(2,125)	69,750	71,875	(2,253)	69,622
2029 Notes (8.625%)	75,000	(2,216)	72,784	75,000	(2,338)	72,662
2030 Notes (8.375%)	30,000	(701)	29,299	—	—	—
Notes Payable - Securitization Trusts	173,204	(2,377)	170,827	189,231	(2,596)	186,635
1    Net of deferred financing costs.
2     On March 31, 2025, the 2025 5.00% Notes matured.
3    Effective December 11, 2024, the Company entered into the Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.
2030 Notes

On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The offering was consummated pursuant to the terms of a purchase agreement dated March 19, 2025 among the Company and eleven institutional accredited investors (each a “Purchaser”). The purchase agreement provided for the 2030 Notes to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes are scheduled to mature on April 1, 2030 and could be redeemed in whole or in part at any time. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025. Total net proceeds received after deducting structuring fees and estimated offering expenses was approximately $29.25 million.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Total interest expense	$14,112	$12,585

NOTE 11—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability[3]	Maturity (years)	Notional[1]	Asset[2]	Liability	Maturity (years)
5-year Treasury Futures	$(180,121)	$—	$1,040	0.25 years	$(153,049)	$715	$—	0.25 years
1    Shown as a negative number when the position is sold short.
2     Shown in Other assets in the accompanying Consolidated Statements of Financial Condition.
3    Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other noninterest income in the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$(1,755)	$(869)	$592	$(268)
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

NOTE 12—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2027. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses. In addition, during 2025, the Company entered into one-year employment agreements with its named executive officers.
The following summarizes the Company’s obligations and commitments, as of March 31, 2025 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2025	$1,142	$1,908	$3,050
2026	499	702	1,201
2027	329	—	329
2028	242	—	242
2029	249	—	249
Thereafter	2,237	—	2,237
Total	$4,698	$2,610	$7,308
1    Employment agreements with the Company’s named executive officers.

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

Unfunded Commitments

At March 31, 2025, the Company had $97.1 million of unfunded commitments consisting of $20.8 million in connection with its SBA 7(a) loans, $70.5 million in connection with its SBA 504 loans, and $5.8 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

NOTE 13—SHAREHOLDERS EQUITY:

Preferred Stock

On February 3, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Patriot Financial Partners IV, L.P., and Patriot Financial Partners Parallel IV, L.P. (collectively, “Patriot”) in respect of 20 thousand shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share (the “Series A Preferred Stock”), in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1.0 thousand per share and is convertible at the holder’s option into 47.54 shares of the Company’s Common Stock. The Company had not issued preferred stock prior to February 3, 2023 and has not subsequently issued any Preferred Stock.

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

Common Stock

2023 ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the ATM Equity Distribution Agreement. The ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents (the “ATM Program”). The Company may, subject to market conditions, engage in activity under the ATM Program. There was no activity under the ATM Distribution Agreement during the three months ended March 31, 2025 and 2024.

Dividends and Distributions

The following table summarizes dividend declarations and distributions on the Series A Preferred Stock during the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Three months ended March 31, 2025
March 31, 2025	March 30, 2025	April 1, 2025	$20.00	$400

Three months ended March 31, 2024
March 18, 2024	March 28, 2024	April 1, 2024	$20.00	$400

The Company’s dividends and distributions on the Company’s Common Stock are recorded on the declaration date. Effective December 8, 2023, the Company terminated the DRIP. The following table summarizes the Company’s dividend declarations and distributions, including dividend shares issued on vested restricted stock awards, during the three months ended March 31, 2025 and 2024:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	Dividend Shares Issued on Unvested RSAs
Date Declared					#	$
Three months ended March 31, 2025
March 31, 2025	April 15, 2025	April 30, 2025	$0.19	$4,835	35	$367

Three months ended March 31, 2024
March 19, 2024	April 1, 2024	April 15, 2024	$0.19	$4,617	6	$73

NOTE 14—EARNINGS PER SHARE:

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

	Three Months Ended March 31,
	2025	2024

Basic earnings per share:
Net income available to common shareholders	$8,967	$9,250
Weighted-average basic shares outstanding	25,156	24,287
Basic earnings per share	$0.36	$0.38
Diluted earnings per share:
Net income, for diluted earnings per share	$8,967	$9,250
Add: Preferred dividends on dilutive Series A convertible preferred stock¹	—	—
Net income, for diluted earnings per share	8,967	9,250
Total weighted-average basic shares outstanding	25,156	24,287
Add effect of dilutive restricted stock awards²	394	71
Total weighted-average diluted shares outstanding³	25,550	24,358
Diluted earnings per share	$0.35	$0.38
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	998	1,065
1    For periods presented, the Series A convertible preferred stock was antidilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
2    Incremental diluted shares from restricted stock awards under the treasury stock method.
3    For the three months ended March 31, 2025 and March 31, 2024, the Warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.
NOTE 15—BENEFIT PLANS:
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

	2023 Plan[1]	2015 Plan
Restricted Stock authorized under the plan[2]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2021 and prior	—	(438)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Year ended December 31, 2024	(497)	—
Three months ended March 31, 2025	(10)	—
Total net restricted stock (granted)/forfeited	(589)	(661)
1    The 2023 Stock Incentive Plan provides for an initial share reserve of up to 3.0 million shares of Common Stock.
2    No stock options were granted under the 2015 or 2023 Stock Incentive Plans.

Awards of restricted stock granted under the 2015 and 2023 Stock Incentive Plans generally vest over a one- to three-year periods from the grant date; awards of restricted stock granted under the 2023 Stock Incentive Plan to non-employee directors generally vest over a one-year period. The grant date fair value is expensed over the service period, starting on the grant date.

Details of the Company’s outstanding shares related to restricted stock awards as of March 31, 2025 and December 31, 2024 are outlined below:

	March 31, 2025	December 31, 2024
Shares outstanding related to grants of restricted stock awards	775	771
Weighted average grant date fair value of awards	$14.44	$14.51
Additional shares outstanding related to dividends on awards	92	59

As of March 31, 2025 and December 31, 2024, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows.

	March 31, 2025	December 31, 2024
Unrecognized compensation expense on unvested awards	$4,299	$5,929
Weighted-average period of unrecognized compensation expense	0.9 years	1.0 year
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

The following table summarizes the Company’s ESPP activity from inception through March 31, 2025:

	Period Ended March 31, 2025		Year Ended December 31, 2024
	Offering Period	Total	Offering Period			Total
Commencement date	10/1/2024		10/1/2024	4/1/2024	10/1/2023
End date	3/15/2025		12/15/2024	9/15/2024	3/15/2024
Shares purchased	4	4	5	10	5	20
Weighted average share price	$10.97	$10.97	$11.03	$10.21	$9.83	$10.32
Total purchased, net of discount	$48	$48	$55	$101	$51	$207

The ESPP share activity is as follows:

Shares
ESPP shares authorized under the plan	200
ESPP shares purchased during:
Year ended December 31, 2023	(4)
Year ended December 31, 2024	(20)
Period ended March 31, 2025	(4)
Available for future purchases, March 31, 2025	172

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 is summarized below:

	Three Months Ended March 31,
	2025	2024
Restricted stock awards	$1,828	$681
ESPP	6	—
Total compensation cost recognized for stock-based compensation plans	$1,834	$681

NOTE 16—INCOME TAXES:

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

Effective Tax Rate and Net Operating Losses

The effective tax rate was 19.59% for the three months ended March 31, 2025. The effective tax rate differs from the federal tax rate of 21% for the three months ended March 31, 2025, due primarily to the recognition of the difference in basis in the Company’s investment in NTS.

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

The Company does not have any material interest and penalties recorded in the income statement for the three months ended March 31, 2025 and 2024.

NOTE 17—SEGMENTS:

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

The Company operates four reportable segments for management reporting purposes with their operating and financial results reviewed by the chief operating decision maker (“CODM”), which is the Chief Executive Officer of the Company. The CODM assesses overall segment performance based on pre-tax income and uses this metric to allocate resources for each segment, focusing on budgeting and forecasting. The Company has four segments, as discussed below:

Banking

Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model (see Non-Bank Lending below) and originates and services SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services.

Alternative Lending

Alternative Lending includes NALH and its subsidiaries. The Company has originated loans under its alternative lending program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in the ALP, the Company’s subsidiary Newtek ALP Holdings (NALH) also originates ALP loans designated as HFI. The Company does not expect any significant changes to the underwriting or terms of loans in its ALP.

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

Former Reportable Segment

Technology

NTS provided website hosting, web design and development, dedicated server hosting, cloud hosting, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve in connection with the Acquisition, the Company divested of NTS on January 2, 2025. As a result of the Company’s completion of the NTS Sale, Technology will no longer be reported as a reportable segment. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS.

The following tables provide financial information for the Company's segments:

As of and for the three months ended March 31, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$22,878	$(2)	$8,077	$(11)	$6,960	$(122)	$566	$(553)	$511	$(414)	$37,890
Interest expense	10,138	(189)	2,421	—	3,366	—	629	(16)	8,506	(898)	23,957
Net interest income/(loss)	12,740	187	5,656	(11)	3,594	(122)	(63)	(537)	(7,995)	484	13,933
Provision for loan credit losses	13,505	—	—	—	—	—	—	—	—	—	13,505
Net interest income after provision for loan credit losses	(765)	187	5,656	(11)	3,594	(122)	(63)	(537)	(7,995)	484	428
Noninterest income	32,806	(7,309)	20,311	—	(3,248)	—	11,412	(605)	22,945	(23,914)	52,398
Electronic payment processing expense	—	—	—	—	—	—	4,801	(354)	—	—	4,447
Salaries and employee benefits expense	12,849	(787)	406	(406)	87	171	1,746	—	6,228	1,022	21,316
Professional services expense	743	—	67	—	602	—	38	—	1,985	—	3,435
Other loan origination and maintenance expense	6,584	(3,786)	1,633	(1,137)	3,257	(2,360)	—	—	248	(22)	4,417
Depreciation and amortization	43	—	—	—	17	—	86	—	—	—	146
Other general and administrative costs	3,701	(92)	732	(43)	1,337	(2)	503	(91)	1,524	(153)	7,416
Income before taxes	8,121	(2,457)	23,129	1,575	(4,954)	2,069	4,175	(697)	4,965	(24,277)	11,649
Income tax expense (benefit)	2,094	—	—	—	—	—	(3)	—	191	—	2,282
Net income	$6,027	$(2,457)	$23,129	$1,575	$(4,954)	$2,069	$4,178	$(697)	$4,774	$(24,277)	$9,367

Assets	$1,276,432	$(34,974)	$542,124	$(116,887)	$470,702	$(73,817)	$73,832	$(50,380)	$650,581	$(600,876)	$2,136,737
Goodwill & intangible assets	$898		$—		$—		$13,813		$—		$14,711
Amortization of intangible assets	$41		$—		$—		$—		$—		$41

As of and for the three months ended March 31, 2024
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$13,571	$—	$2,721	$(3)	$1	$(1)	$10,744	$(104)	$545	$(533)	$604	$(478)	$27,067
Interest expense	5,853	(132)	844	—	—	—	5,966	—	796	(27)	5,819	(958)	18,161
Net interest income/(loss)	7,718	132	1,877	(3)	1	(1)	4,778	(104)	(251)	(506)	(5,215)	480	8,906
Provision for loan credit losses	4,015	—	—	—	—	—	—	—	—	—	—	—	4,015
Net interest income after provision for loan credit losses	3,703	132	1,877	(3)	1	(1)	4,778	(104)	(251)	(506)	(5,215)	480	4,891
Noninterest income	29,982	(6,554)	8,430	—	7,318	(1,544)	(1,212)	—	11,749	(530)	9,341	(7,613)	49,367
Technology services expense	—	—			3,570	(162)	—	—	—	—	—	—	3,408
Electronic payment processing expense	—	—			—	—	—	—	5,139	(293)	—	—	4,846
Salaries and employee benefits expense	11,659	—			2,245	—	153	—	2,033	—	4,416	—	20,506
Professional services expense	1,024	—	81		62	—	717	—	127	—	2,554	—	4,565
Other loan origination and maintenance expense	4,011	(2,852)	1,135	(798)	4	—	3,747	(3,061)	—	—	83	(25)	2,244
Depreciation and amortization	48	—			353	—	24	—	97	—	10	—	532
Other general and administrative costs	3,507	(556)	29		978	(61)	(155)	(3)	706	(437)	1,559	(509)	5,058
Income before taxes	13,436	(3,014)	9,062	795	107	(1,322)	(920)	2,960	3,396	(306)	(4,496)	(6,599)	13,099
Income tax expense (benefit)	4,035	(4,035)	—	—	—	—	—	—	—	—	(586)	4,035	3,449
Net income	$9,401	$1,021	$9,062	$795	$107	$(1,322)	$(920)	$2,960	$3,396	$(306)	$(3,910)	$(10,634)	$9,650

Other Segment Disclosures:
Assets	$736,100	$(29,136)	$252,325	$(51,820)	$22,523	$(884)	$600,877	$(97,683)	$56,892	$(27,154)	$534,095	$(486,558)	$1,509,577
Goodwill & intangible assets	$1,068		$—		$15,062		$—		$13,814		$—		$29,944
Amortization of intangible assets	$208		$—		$—		$—		$—		$—		$208

NOTE 18—SUBSEQUENT EVENTS:

Securitization

On April 23, 2025, NewtekOne. Inc. (the “Company” ) closed a securitization pursuant to which the Company’s subsidiary, Newtek ALP Holdings sold $155,930,000 of Class A Notes, $23,820,000 of Class B Notes, and $4,330,000 of a Class C Note (collectively, the “Notes”) issued by NALP Business Loan Trust 2025-1. The Notes are backed by $216,564,700 of collateral, consisting of $184,414,700 of Newtek ALP Holdings originated ALP loans and a $32,150,000 prefunding account to acquire additional ALP loans originated by the Newtek ALP Holdings. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 6.338%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.838%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.338%. The Notes had a weighted average yield of 6.62% and an 85% advance rate.

Lease Terminations

On April 10, 2025, NSBF entered into a Lease Termination and Surrender Agreement with respect to office space leased at 1981 Marcus Avenue, Lake Success, NY 11042, which lease had an expiration date of March 31, 2027, to terminate the lease effective April 30, 2025. In addition, on April 11, 2025, NSBF entered into an Early Termination Agreement to terminate an additional lease for office space at 1985 Marcus Avenue, Lake Success, NY 11042, which lease had an expiration date of March 31, 2027, to terminate the lease effective April 11, 2025.

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
•the dependence of our future success on the general economy and its impact on the industries in which we and our borrowers operate;
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
•impacts to financial markets and the global macroeconomic and geopolitical environment, including higher inflation, tariffs and their impacts;
•higher interest rates and the impacts on macroeconomic conditions and our funding costs;
•changes to the SBA 7(a) loan program, including recent revisions to SBA Standard Operating Procedure (“SOP”); and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC, including the documents we incorporate by reference.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of Newtek Bank to originate loans under the SBA 7(a) program, maintain PLP status, sell SBA guaranteed portions of SBA 7(a) loans at premiums and grow deposits; our ability to originate new loans; our subsidiaries’ ability to generate revenue and obtain and maintain certain margins and levels of profitability; and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report, including the documents that we incorporate by reference herein, should not be regarded as a representation by us that our plans and objectives will be achieved. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part II “Item 1A. Risk Factors” of this quarterly report on Form 10-Q and “Item 1A. Risk Factors” of our 2024 Form 10-K, and in any subsequent filings we have made with the SEC that are incorporated by reference into this report.

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

Executive Overview

We are a financial holding company owning a branchless OCC nationally chartered bank. In 2023, we converted to a financial holding company from a BDC and a non-bank lender (see below). Our target market is owners and prospective owners of SMBs and our services are offered online and in some cases delivered and fulfilled by our staff via video and voice calls. We offer lending products, FDIC insured deposit products and services, payments processing, payroll services and insurance brokerage services. We source our business through our alliance partner network and our marketing database, which is facilitated through our patented NewTracker® platform. Our loan products include SBA 7(a), ALP, SBA 504, and traditional C&I and CRE bank loans. Our deposit products primarily include consumer high yield savings accounts, high yield certificates of deposit, zero-fee business checking, and business money market accounts. We offer business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market.

Our process to extend credit to borrowers begins with technology but finishes with credit committee approval. We record CECL reserves on loans held for investment at amortized cost, which for unguaranteed SBA 7(a) loans exceeds 6%. For SBA7(a) loans, we hold the unguaranteed portion and sell the portion guaranteed by the SBA, typically within thirty to forty-five days of origination (or we may hold the guaranteed portions for longer periods), for premiums that have historically generally exceeded 10%, depending on loan characteristics and market conditions. Unlike traditional financial and bank holding companies, the majority of our income is driven and influenced by noninterest income, specifically gains on sales and market value adjustments on loans. We sell certain loans servicing retained, in which case we record a servicing asset that increases our gain on sale and provides a stream of future income to the extent the loan balance continues to be outstanding.

We fund our activities at Newtek Bank primarily through the aforementioned deposit products. We also offer loans outside of our bank (primarily ALP loans that have been funded by our JVs and our non-bank subsidiary Newtek ALP Holdings) that are initially funded with lines of credit and hedged until a sufficient volume is attained at which time the loans are securitized. We are required by law to hold risk retention in securitization transactions, and the majority of our interests in securitizations are designed to absorb first loss on the loans held in the securitization trusts. Historically, we have participated in joint ventures as additional sources of funding and risk diversification for our ALP loans, and these joint ventures have also securitized their loans. We have also continued to actively issue bonds in the public and private capital markets.

We are subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. In addition Newtek Bank is regulated by the OCC and we are required to follow SBA rules and guidelines in the origination, servicing and sale of our SBA loans. Complying with this level of regulation requires investments in technology and process and personnel costs.

Conversion to a Financial Holding Company

As of January 6, 2023, we are a financial holding company that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC has been renamed Newtek Bank and has become our wholly owned bank subsidiary. As a result of the Acquisition, we are now a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualify as a RIC under Subchapter M of the Code for federal income tax purposes and no longer qualify for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following former portfolio companies and subsidiaries have been consolidated non-bank subsidiaries in our financial statements as of March 31, 2023: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; NALH; NCL; and POS. In addition, as a result of commitments made to the Federal Reserve, we divested of NTS on January 2, 2025, and, as a result, the assets, liabilities and operations of NTS were classified as held for sale as of December 31, 2024. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS.

Effective January 13, 2023, we filed Articles of Amendment amending our Charter to change the name of the Company to “NewtekOne, Inc.”

On April 13, 2023, the Company, NSBF and the SBA entered into the Wind-down Agreement, pursuant to which NSBF is winding-down its operations and NSBF’s SBA 7(a) pipeline of new loans was transitioned to Newtek Bank. During this wind-down process, NSBF continues to own the SBA 7(a) loans and PPP Loans currently in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. SBL is servicing and liquidating NSBF’s SBA loan portfolio pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF is subject to minimum capital requirements established by the SBA, required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, has restrictions on its ability to make dividends and distributions to the Company, and remains liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed certain of NSBF’s obligations to the SBA and has funded a $10.0 million account to secure these potential obligations.

Historical Business Regulation and Taxation

Prior to January 6, 2023, we operated as an internally managed non-diversified closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. As a BDC under the 1940 Act we were not permitted to acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets, and we were not permitted to issue senior securities unless the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, was at least 150%. As of December 31 2022, our asset coverage was 169%. Although we are no longer regulated as a BDC, certain covenants in our outstanding 2026 Notes require us to maintain an asset coverage of at least 150% as long as the 2026 Notes are outstanding. See 2024 Form 10-K, “ITEM 1A. RISK FACTORS – Risks Related to our Outstanding Indebtedness – We are subject to 150% asset coverage requirements due to covenants contained in certain of our outstanding debt.”

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

From 2012 through December 31, 2022, NSBF was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. Currently, Newtek Bank is ranked as the second largest SBA 7(a) lender based on dollar volume of loans approved. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. Pursuant to the Wind-down Agreement described above, in April 2023 NSBF transitioned its SBA 7(a) loan originations to Newtek Bank and is in the process of winding down its operations and will continue to own the 7(a) Loans and PPP Loans in its SBA loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer.
Additionally, we and our subsidiaries provide a wide range of business and financial solutions to independent business owner relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans, ALP loans, C&I loans, CRE loans and ABL loans; Electronic Payment Processing, personal and commercial lines Insurance Services, and Payroll and Benefits Solutions to independent business owner relationships nationwide across all industries. With the divestiture of NTS, we will no longer provide Managed Technology Solutions to our clients, however, we anticipate referring our clients to IPM for its offering of Managed Technology Solutions, and earning a finders fee pursuant to a referral promotion agreement. We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined independent business owners (SMBs) as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 34 million businesses in the United States. We make loans and provide business and financial solutions to the SMB market through our bank and non-bank subsidiaries. In addition, we now offer the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, we believe the Newtek Advantage provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for PMT clients to make payroll directly from the Newtek Advantage business portal.

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

NCL JV: In 2019, we launched a 50/50 joint venture, NCL JV, between NCL, a wholly-owned subsidiary of Newtek, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq:TCPC). NCL JV provided ALP loans to U.S. middle-market companies and small businesses. NCL JV ceased funding new loans during 2020. On January 28, 2022, NCL JV closed an ALP loan securitization with the sale of $56.3 million Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay the Deutsche Bank credit facility and return capital to the NCL partners. Refer to NOTE 3—INVESTMENTS for selected financial information and a schedule of investments of NCL as of March 31, 2025.

TSO JV: On August 5, 2022, NCL and TSO II Booster Aggregator, L.P. (“TSO II”) entered into a joint venture, TSO JV, with NCL and TSO II each committed to contribute an equal share of equity funding to the TSO JV and each have equal voting rights on all material matters. The TSO JV deployed capital with additional leverage supported by a warehouse line of credit for the purpose of investing in ALP loans made to middle-market companies as well as small businesses. TSO JV began making investments in ALP loans during the fourth quarter of 2022 and on July 23, 2024, closed a securitization backed by Company originated ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes issued by NALP Business Loan Trust 2024-1. The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively. TSO JV ceased investing in new ALP loans in July 2024. Refer to NOTE 3—INVESTMENTS for selected financial information and a schedule of investments of TSO JV as of March 31, 2025.

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

Economic Developments

We have observed and continue to observe commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions. In addition, the conflicts in the Middle East and the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. The ongoing conflicts have negatively affected the global economy and business activity and could have a material adverse effect on our business, financial condition, cash flows and results of operations. The severity and duration of conflicts and their impact on global economic and market conditions are impossible to predict. In 2024, numerous elections were held globally, including the recent U.S. presidential election. The outcomes of the elections are expected to result in changes in policy, which could also have adverse effects on us or the business environment in which we operate more generally. For example, the new U.S. presidential administration has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners, which could adversely affect markets, the business environment and our business. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Income

For the quarterly period ended March 31, 2025, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, technology and IT support income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended March 31, 2025, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned and then securitized by NCL JV and TSO JV. These recurring fees are outlined in servicing agreements and were recorded when earned. In addition, we generated revenue in the form of loan origination fees (packaging and legal fees) as well as loan prepayment and late fees. We recorded such fees related to loans held for sale as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the quarterly period ended March 31, 2025, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, loan origination and servicing expenses, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Discussion and Analysis of Financial Condition

March 31, 2025 vs. December 31, 2024

ASSETS

Total assets at March 31, 2025 were $2.1 billion, an increase of $76.8 million, or 3.7%, compared to total assets of $2.1 billion at December 31, 2024. As of December 31, 2024, the Company held the assets and liabilities of NTS for sale. Refer to NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS.

Loans

	March 31, 2025	December 31, 2024	Change
Loans held for sale, at fair value	$547,958	$372,286	$175,672
Loans held for sale, at LCM	35,849	58,803	(22,954)
Loans held for investment, at fair value	346,794	369,746	(22,952)
Loans held for investment, at amortized cost, net of deferred fees and costs	711,166	621,651	89,515
Allowance for credit losses	(38,649)	(30,233)	(8,416)
Loans held for investment, at amortized cost, net	672,517	591,418	81,099
Total Loans	$1,603,118	$1,392,253	$210,865

Loans held for sale

Loans HFS, at fair value increased $175.7 million during the three months ended March 31, 2025. The overall increase was primarily the result of holding guaranteed portions of SBA 7(a) loans for longer periods of time as well as new loan originations during the first quarter of 2025, in the amount of $82.0 million for ALP loans and $93.7 million in SBA loans.

	March 31, 2025	December 31, 2024	Change
SBA 504 First Lien	$148,929	$128,255	$20,674
SBA 504 Second Lien	21,274	26,678	(5,404)
SBA 7(a)	64,976	4,855	60,121
SBA 7(a) Partials[1]	18,311	—	18,311
Total SBA loans	253,490	159,788	93,702
ALP	294,468	212,498	81,970
Loans held for sale, at fair value	$547,958	$372,286	$175,672
1    Reclassified from Loans held for sale, at LCM.

Loans HFS, at LCM decreased $23.0 million during the same period. The overall decrease was primarily the result of new loan originations during 2025, net of sales.

	March 31, 2025	December 31, 2024	Change
SBA 504 First Lien	$29,602	$36,783	$(7,181)
SBA 504 Second Lien	6,247	8,203	(1,956)
SBA 7(a) Partials[1]	—	13,817	(13,817)
Loans HFS, at LCM	$35,849	$58,803	$(22,954)
1    Reclassified to Loans held for sale, at fair value.

Loans held for investment

At Fair value: Loans HFI, at fair value were $346.8 million at March 31, 2025 compared to $369.7 million at December 31, 2024. The balance consists primarily of SBA 7(a) loans as well as $6.7 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2024 to March 31, 2025, primarily due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans HFI, at amortized cost consist of loans originated at or purchased by Newtek Bank. The $89.5 million increase in loans HFI, at amortized cost is the result of an increase in originations for the three months ended March 31, 2025 over 2024.

Credit Quality: The following table presents an analysis of loans HFI with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	March 31, 2025		December 31, 2024
	$	%	$	%
At Amortized Cost
Current	$661,739	93.2%	$575,444	92.8%
Past Due 30-89 Days and accruing	9,708	1.4%	20,585	3.3%
Nonaccrual loans	38,125	5.4%	24,341	3.9%
Total, at amortized cost	$709,572	100.0%	$620,370	100.0%
Deferred fees and costs	1,594		1,281
Total, at amortized cost, net of deferred fees and costs	$711,166		$621,651
Allowance for credit losses	$(38,649)	5.4%	$(30,233)	4.9%

At Fair Value
Current	$240,490	69.4%	$251,616	68.1%
Past Due 30-89 Days and accruing	37,266	10.7%	41,558	11.2%
Past Due 90 and more Days and accruing	—	—%	9,268	2.5%
Nonaccrual loans	69,038	19.9%	67,304	18.2%
Total	$346,794	100.0%	$369,746	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$106,304	30.7%	$118,130	31.9%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$38,125	1.8%	$24,341	1.2%
Loans HFI, at fair value	69,038	3.2%	67,304	3.2%
Other real estate owned	5,852	0.3%	3,764	0.2%
Total Nonperforming Assets	$113,015	5.3%	$95,409	4.6%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $315.0 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of March 31, 2025. The average loan-to-value for this CRE portfolio was 57.9%.

The table below presents detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	March 31, 2025				December 31, 2024
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$480,540	$—	$480,540		$429,820	$—	$429,820
Loans backed by NOO CRE	230,626	35,849	266,475		191,831	58,803	250,634
Total loans	$711,166	$35,849	$747,015		$621,651	$58,803	$680,454

Loans backed by NOO CRE by type:
Retail	$65,314	$—	$65,314	51.4%	$45,594	$—	$45,594	51.4%
1-4 Family	23,395	—	23,395	56.1%	25,139	—	25,139	56.1%
Multifamily	48,780	—	48,780	52.6%	35,713	—	35,713	52.6%
Industrial	27,802	—	27,802	50.1%	27,866	—	27,866	50.1%
Office	28,524	—	28,524	47.7%	21,586	—	21,586	47.7%
Construction and land development[1]	4,646	29,369	34,015	65.1%	22,775	44,986	67,761	65.1%
Hotel	14,644	6,480	21,124	66.2%	—	13,817	13,817	66.2%
Other	17,521	—	17,521	61.5%	13,158	—	13,158	61.5%
Total NOO CRE	$230,626	$35,849	$266,475	57.9%	$191,831	$58,803	$250,634	57.9%

Unfunded Commitments
Construction and land development[1]	$—	$48,225	$48,225		$—	$48,402	$48,402
Hotel	—	331	331		—	13	13
Total unfunded commitments	—	48,556	48,556		—	48,415	48,415
Total CRE Loans	$230,626	$84,405	$315,031		$191,831	$107,218	$299,049
1 Construction and land development includes SBA 504 first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

The table below presents detail of the Company’s Goodwill and intangibles:

	March 31, 2025			December 31, 2024
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Banking segment	$271	$626	$897	$271	$667	$938
Payments segment	13,814	—	13,814	13,814	—	13,814
Total	$14,085	$626	$14,711	$14,085	$667	$14,752

The change in goodwill and intangible assets for the Payments segment and NBNYC Acquisition relates to amortization of intangible assets during the three months ended March 31, 2025.

A sensitivity analysis of the loan servicing assets at fair value to adverse changes in significant assumptions as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Discount factor
Effect on fair value of a 100 basis point adverse change	$(766)	$(831)
Effect on fair value of a 200 basis point adverse change	(1,477)	(1,604)

Cumulative prepayment rate
Effect on fair value of a 100 basis point adverse change	$(72)	$(85)
Effect on fair value of a 500 basis point adverse change	(359)	(423)

Average cumulative default rate
Effect on fair value of a 100 basis point adverse change	$(58)	$(72)
Effect on fair value of a 500 basis point adverse change	(290)	(358)

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

Settlement Receivable

Settlement receivables were $6.1 million as of March 31, 2025, a decrease of $46.4 million compared to December 31, 2024. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end. The reduction in the settlement receivable was primarily the result of our holding guaranteed portions of SBA 7(a) loans for longer periods of time.

LIABILITIES

Total liabilities at March 31, 2025, were $1.8 billion, an increase of $70.8 million, or 4.0%, compared to total liabilities of $1.8 billion at December 31, 2024.

Deposits

Total deposits were $966.3 million at March 31, 2025, consisting of $11.9 million in non-interest bearing deposits and $954.4 million in interest bearing deposits, a $7.0 million decrease from the balance as of December 31, 2024. As of March 31, 2025 and December 31, 2024, insured deposits represent 79.1% and 80.3%, respectively.

Borrowings

Borrowings Outstanding	March 31, 2025	December 31, 2024	Change
Bank Borrowings[1]:
NMS Webster Note	$41,709	$32,688	$9,021
SPV I Capital One Facility	17,472	21,192	(3,720)
SPV II Deutsche Bank Facility	127,495	54,036	73,459
SPV III One Florida Bank Facility	29,574	23,011	6,563
FHLB Advances[2]	11,857	15,330	(3,473)
Total Lines of Credit	228,107	146,257	81,850
Parent Company Notes[1]:
2025 Notes (5.00%)[3]	—	29,913	(29,913)
2026 Notes (5.50%)	114,461	114,282	179
2027 Notes (8.125%)[4]	49,951	49,944	7
2028 Notes (8.00%)	38,812	38,726	86
2029 Notes (8.50%)	69,750	69,622	128
2029 Notes (8.625%)	72,784	72,662	122
2030 Notes (8.375%)	29,299	—	29,299
Total Parent Company Notes	375,057	375,149	(92)
Notes Payable - Securitization Trusts[1]	170,827	186,635	(15,808)
Total	$773,991	$708,041	$65,950
1     Net of deferred financing costs.
2     At March 31, 2025 and December 31, 2024, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.03 million and $0.04 million purchase accounting adjustment, respectively.
3    On March 31, 2025, the 2025 5.00% Notes matured.
4    Effective December 11, 2024, the Company entered into the Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.

Borrowings were $774.0 million at March 31, 2025, compared to $708.0 million at December 31, 2024. This increase was primarily due to a $29.3 million issuance of the 2030 Notes and $9.0 million of additional borrowings under the NMS Webster Note, as well as additional borrowings of $73.5 million, and $6.6 million on the SPV II and III facilities, respectively. These increases were partially offset by the maturity of $29.9 million of the 2025 5.00% Notes, $15.8 million reduction in the notes payable on securitization trusts, a $3.7 million repayment of borrowings on the SPV I facility, and $3.5 million in maturities of FHLB advances.

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

Results of Operations
Set forth below is a comparison of the results of operations for the three months ended March 31, 2025 and 2024.
Summary

For the three months ended March 31, 2025, the Company reported net income of $9.4 million, or $0.36 per basic and $0.35 per diluted share, compared to net income of $9.7 million, or $0.38 per basic and $0.38 per diluted share, for the three months ended March 31, 2024.

The net decrease in net income before taxes was due to a $9.5 million increase of provision for credit losses, a $4.3 million increase of interest expense on deposits, and a $3.0 million decrease in noninterest income primarily related to the sale of NTS (refer to NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS), partially offset by a $9.5 million increase of interest income on loans. Below is a summary of changes in the components of Net income:

	Three Months Ended March 31,
	2025	2024	Change
Net interest income after provision for credit losses	$428	$4,891	$(4,463)
Noninterest income	52,398	49,367	3,031
Noninterest expense	41,177	41,159	18
Net income before taxes	11,649	13,099	(1,450)
Income tax expense	2,282	3,449	(1,167)
Net income	$9,367	$9,650	$(283)

Net Interest Income

	Three Months Ended March 31,
	2025	2024	Change
Interest income
Debt securities available-for-sale	$276	$460	$(184)
Loans and fees on loans	34,483	24,985	9,498
Other interest earning assets	3,131	1,622	1,509
Total interest income	37,890	27,067	10,823
Interest expense
Deposits	9,845	5,576	4,269
Notes and securitizations	10,974	10,827	147
Bank and FHLB borrowings	3,138	1,758	1,380
Total interest expense	23,957	18,161	5,796
Net interest income	13,933	8,906	5,027
Provision for credit losses	13,505	4,015	9,490
Net interest income after provision for credit losses	$428	$4,891	$(4,463)

In response to market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, approximately $259.3 million as of March 31, 2025, as opposed to long-term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines and the OCC Operating Agreement.

Interest Income
Loans and fees on loans: The $9.5 million increase in interest income on the Company’s loan portfolio was attributable to increases in the average balances of loans HFI and HFS, which increased $98.2 million and $255.7 million, respectively, as well as the average outstanding accrual portfolio of loans held for investment increasing to $558.8 million from $275.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase in the average balance of loans HFS was attributable to originations of SBA 504 and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.
Other interest earning assets: The $1.5 million increase in interest income from other interest earnings assets was attributable to higher interest rates on cash and due from banks, as well as interest bearing deposits in banks, including Newtek Bank earning interest on Federal Reserve Bank cash deposits.
Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Deposits	$9,845	$5,576	$4,269

Notes and securitizations:
Notes payable - Securitization Trusts	3,367	5,965	(2,598)
2024 Notes[1]	—	604	(604)
2025 5.00% Notes[2]	462	462	—
2025 8.125% Notes[3]	—	1,148	(1,148)
2026 Notes	1,761	1,761	—
2027 Notes[3]	1,022	—	1,022
2028 Notes[4]	887	887	—
2029 8.50% Notes[5]	1,655	—	1,655
2029 8.625% Notes[6]	1,739	—	1,739
2030 Notes[7]	81	—	81
Total notes and securitizations	10,974	10,827	147

Bank and FHLB Borrowings:
Bank notes payable	3,034	1,614	1,420
FHLB Advances	104	144	(40)
Total bank and FHLB borrowings	3,138	1,758	1,380

Total interest expense	$23,957	$18,161	$5,796
1    On August 1, 2024, the 2024 Notes matured.
2    On March 31, 2025, the 2025 5.00% Notes matured.
3    Effective December 11, 2024, the Company entered into the Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.
4    On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.000% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.
5    On May 30, 2024, the Company completed a public offering of $62.5 million aggregate principal amount of 8.500% notes due 2029. On June 3, 2024, the underwriters exercised their option to purchase an additional $9.4 million in aggregate principal amount of the 2029 Notes. The Notes will mature on June 1, 2029. The Notes bear interest at a rate of 8.500% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on September 1, 2024.

6    On September 16, 2024, the Company completed a public offering of $75.0 million aggregate principal amount of 8.625% notes due 2029. The Notes will mature on October 15, 2029. The Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025.
7    On March 19, 2025, the Company completed an exempt offering of $30.0 million aggregate principal amount of notes due 2030. The Notes will mature on April 1, 2030. The Notes bear interest at a rate of 8.375% per year, payable semiannually on April 1 and October 1 each year, commencing on October 1, 2025.

The increase in interest expense period over period is primarily from additional interest expense on deposits of $4.3 million. The Company also completed an exempt offering in March 2019, resulting in an additional $0.1 million of interest relating to the 2030 Notes. The increase is partially offset by a $2.6 million reduction in interest due to securitization payoffs, as well as a $1.4 million reduction in interest on bank and FHLB borrowings.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended March 31, 2025 and 2024, there was a provision for credit losses of $13.5 million and $4.0 million, respectively. The increase was due to increases in net charge-offs, specific reserves on impaired loans, and balances of loans held for investment at amortized cost, across all products but specifically SBA 7(a) loans.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Interest-earning balances in other banks	$292,972	$3,131	4.33%	$128,117	$1,622	5.09%
Investment securities	23,462	276	4.77	38,883	460	4.76
Loans held for sale	493,621	13,961	11.47	154,983	5,027	13.05
Loans held for investment	1,050,166	20,522	7.93	903,626	19,958	8.88
Total interest-earning assets	1,860,221	37,890	8.26	1,225,609	27,067	8.88
Less: Allowance for credit losses on loans	(33,140)			(12,613)
Noninterest earning assets	271,244			188,558
Total assets	$2,098,325			$1,401,554

Interest-bearing liabilities
Demand	$121,157	$403	1.35%	$18,730	$29	0.62%
Savings and NOW	402,834	4,278	4.31	251,766	3,163	5.05
Money Market	36,630	393	4.35	16,868	198	4.72
Time	407,353	4,771	4.75	177,985	2,186	4.94
Total deposits	967,974	9,845	4.12	465,349	5,576	4.82
Borrowings	712,518	14,112	8.03	636,523	12,585	7.95
Total interest-bearing liabilities	1,680,492	23,957	5.78	1,101,872	18,161	6.63
Noninterest-bearing deposits	—			202
Noninterest-bearing liabilities	118,525			61,649
Shareholders’ equity	299,308			237,831
Total liabilities and shareholders' equity	$2,098,325			$1,401,554
Net interest income and interest rate spread		$13,933	2.48%		$8,906	2.25%
Net interest margin			3.04%			2.92%
Ratio of average interest-earning assets to average interest bearing liabilities			110.70%			111.23%

In response to market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, approximately $259.3 million as of March 31, 2025, as opposed to long-term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines and the OCC Operating Agreement. The increase in the average balance of loans HFS was attributable to originations of SBA 504, SBA 7(a) and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.

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

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Interest-earning balances in other banks	$(578)	$2,087	$1,509
Investment securities	(3)	(184)	(187)
Loans held for sale	(2,050)	10,984	8,934
Loans held for investment	(2,673)	3,237	564
Total interest income	(5,304)	16,124	10,820

Interest expense:
Demand	215	159	374
Savings and NOW	(782)	1,897	1,115
Money Market	(37)	232	195
Time	(232)	2,817	2,585
Borrowings	24	1,503	1,527
Total interest expense	(812)	6,608	5,796
Net interest income	$(4,492)	$9,516	$5,024

Noninterest Income

	Three months ended March 31,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Dividend income	$1,686	$386	$1,300	336.8%
Net loss on loan servicing assets	(3,652)	(1,735)	(1,917)	110.5
Servicing income	5,525	5,357	168	3.1
Net gains on sales of loans	12,961	20,292	(7,331)	(36.1)
Net gain on loans under the fair value option	18,077	2,798	15,279	546.1
Technology and IT support income	—	5,770	(5,770)	(100.0)
Electronic payment processing income	10,609	10,987	(378)	(3.4)
Other noninterest income	7,192	5,512	1,680	30.5
Total noninterest income	$52,398	$49,367	$3,031	6.1%

Dividend Income

For the three months ended March 31, 2025 and 2024, dividend income was dependent on the earnings of our joint ventures.

Net Loss on Loan Servicing Assets
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, from the SBA 7(a) loan securitizations sponsored by NSBF, and from servicing the ALP portfolios in securitizations sponsored by NCL JV and TSO JV. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life, and impairment is recorded to the extent the amortized cost exceeds the asset’s FV. Net loss on loan servicing assets is shown net of amortization expense.
The larger loss in Net loss on loan servicing assets is due to the decrease in NSBF’s total portfolio of loans during the wind-down.
Servicing Income
The increase in servicing income was related to an increase of $49.8 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	$ Amount	$ Amount
Gains recognized on sales of loans	$13,138	$20,777
Losses recognized on sales of loans	(177)	(485)
Net gains on sales of loans	$12,961	$20,292

	Three Months Ended
	March 31, 2025		March 31, 2024
	# of Loans	$ Amount	# of Loans	$ Amount
SBA 7(a) loans originated	542	$213,381	489	$211,504
SBA 7(a) guaranteed loans sold	335	100,546	408	156,417
Average net sale price as a percent of principal balance[1]		111.16%		111.23%
1    Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the three months ended March 31, 2025, the average sale price on SBA 7(a) loans as a percent of principal balance was 111.16% compared to 111.23% for the prior period. The decrease in sales prices in 2025 resulted from lower demand. The decrease in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year at lower market premiums than the prior year. Additionally, the decrease in SBA 7(a) guaranteed loans sold is primarily due to management holding the loans for a longer period of time.

The table below provides selected statistics on the historical net premiums on sales of guaranteed portions of SBA 7(a) loans realized by NewtekOne:

	SBA 7(a) Sales Price as Percent of Principal Balance (%)
	Average	High	Low	Median
Year ended December 31, 2023	110.20%	114.04%	106.00%	110.42%
Year ended December 31, 2024	110.97%	114.80%	107.18%	111.19%
Period ended March 31, 2025	111.16%	114.06%	109.96%	111.27%
Weighted Average	110.61%	114.80%	106.00%	110.87%

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

Net Gain (Loss) on Loans under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended
	March 31, 2025	March 31, 2024	Change
SBA 7(a) Unguaranteed Loans	$(4,579)	$(1,891)	$(2,688)
SBA 7(a) Guaranteed Loans	7,965	13	7,952
SBA 504 and Non-SBA Loans	14,691	4,676	10,015
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$18,077	$2,798	$15,279

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

During the three months ended March 31, 2025, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the three months ended March 31, 2024, the Company recorded unrealized gains on SBA 7(a) guaranteed loans accounted for under the fair value option of $8.0 million primarily due to holding guaranteed portions of SBA 7(a) loans for longer periods of time.

The $10.0 million increase in gain on loans accounted for under the fair value option from SBA 504 and Non-SBA loans is primarily volume driven from an increase in ALP and 504 originations.

Technology and IT Support Income

Technology and IT support income was $5.8 million for the three months ended March 31, 2024. There was no Technology and IT support income for the three months ended March 31, 2025, due to the sale of NTS. Refer to NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS.

Other Noninterest Income

For the three months ended March 31, 2025 and 2024, other noninterest income was related primarily to loan origination fees (legal and packaging) on loans sold or carried at fair value. Other items that contributed to the increase included prepayment and late fees earned from SBA 7(a) loans. The Company originated 542 of SBA 7(a) loans compared to 489 loans for the three months ended March 31, 2025 and 2024, respectively. The increase also includes $1.1 million of net unrealized gains on joint ventures and other non-control investments for the three months ended March 31, 2025 compared to none in the prior period.

Non-Interest Expense

	Three months ended March 31,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Salaries and employee benefits expense	$21,316	$20,506	$810	4.0%
Technology services expense	—	3,408	(3,408)	(100.0)
Electronic payment processing expense	4,447	4,846	(399)	(8.2)
Professional services expense	3,435	4,565	(1,130)	(24.8)
Other loan origination and maintenance expense	4,417	2,244	2,173	96.8
Depreciation and amortization	146	532	(386)	(72.6)
Other general and administrative costs	7,416	5,058	2,358	46.6
Total noninterest expense	$41,177	$41,159	$18	—%

Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to increased benefits costs, primarily bonus accruals, higher medical and other insurance costs.

Technology Services Expense

The $3.4 million decrease in technology services expenses for the three months ended March 31, 2025 corresponded with the NTS Sale. Refer to NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS.

Professional Services Expense

The decrease in professional services expense period over period is primarily attributable to costs associated with the NTS disposition that occurred on January 2, 2025. Refer to NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS.

Other Loan Origination and Maintenance Expense

Other loan origination and maintenance expenses during the three months ended March 31, 2025, was $4.4 million compared to $2.2 million for the three months ended March 31, 2024 due to a larger dollar volume and count of loan originations in 2025 compared to 2024.

Depreciation and Amortization

The decrease in depreciation and amortization period over period is primarily attributable to the full amortization of intangible assets during the second half of 2024, which resulted in less amortization in 2025 compared to the prior year.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 17—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended		2025/2024 Increase/(Decrease)
	March 31, 2025	March 31, 2024	Amount	Percent
Banking	$6,027	$9,401	$(3,374)	(36)%
Alternative Lending	23,129	9,062	14,067	155%
Technology[1]	—	107	(107)	(100)%
NSBF	(4,954)	(920)	(4,034)	438%
Payments	4,178	3,396	782	23%
Corporate & Other	4,774	(3,910)	8,684	(222)%
Eliminations	(23,787)	(7,486)	(16,301)	218%
Consolidated net income	$9,367	$9,650	$(283)	(3)%
1     As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025, and is no longer a reportable segment. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS.

Banking

The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $12.7 million of net interest income during the three months ended March 31, 2025 compared to $7.7 million of net interest income during the three months ended March 31, 2024. During 2025, the Company increased the provision for credit losses, resulting in lower net income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company has originated loans under its Alternative Lending Program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, the Company made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor without a joint venture partner. The Company could also originate ALP loans designated as HFI. Compared to the three months ended March 31, 2024, there were more loans originations that drove higher income for the three months ended March 31, 2025, as well as larger gains on loans at fair value.

NSBF

NSBF includes NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The decrease in net income is due to the wind-down of NSBF’s operations.

Payments

Payments includes NMS, POS and Mobil Money. Within the segment’s results are $11.4 million of noninterest income for the three months ended March 31, 2025 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $11.7 million during the three months ended March 31, 2024. The net income also included $7.2 million and $8.1 million of noninterest expense for the three months ended March 31, 2025 and 2024, respectively.

Corporate and Other

Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our deposits, parent company notes, securitization transactions and earnings and cash flows from operations, including loan sales and repayments. In the three months ended March 31, 2025, our primary use of funds from operations included originations of loans and payments of fees, interest, and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” (ATM), and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the ATM Equity Distribution Agreement. The ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3,000,000 shares of Common Stock from time to time through the placement agents. On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months.

Public Offerings

Equity ATM Program

On November 17, 2023, the Company entered into the ATM Equity Distribution Agreement. The ATM Equity Distribution Agreement provides that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents under the ATM Program. The Company may, subject to market conditions, continue to engage in activity under the Equity ATM Program. There was no activity under the ATM Equity Distribution Agreement during the three months ended March 31, 2025 and 2024.

Stock Repurchase Program

On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the following twelve months. The actual timing and amount of any repurchases under the plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its common stock under its new stock repurchase program. There was no share repurchase activity during the three months ended March 31, 2025 and 2024.
2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 2029 8.50% Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At March 31, 2025, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

On September 16, 2024, the Company completed a registered offering of $75.0 million aggregate principal amount of 2029 8.625% Notes. The 2029 8.625% Notes will mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 8.625% Notes. These Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025. , and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At March 31, 2025, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At March 31, 2025, the Company was in compliance with all covenants related to the 2028 Notes.

2026 Notes

In January 2021, the Company completed a registered offering of $115.0 million aggregate principal amount of 5.50% 2026 Notes. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At March 31, 2025, the Company was in compliance with all covenants related to the 2026 Notes.

The 2029, 2028 and 2026 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to these Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. In addition, the supplemental indenture for the 2026 Notes includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2026 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act (“BDC Covenants”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the supplemental indentures. At March 31, 2025, the Company was in compliance with all covenants related to the Notes.

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

Private Placements

2030 Notes

On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The offering was consummated pursuant to the terms of a purchase agreement dated March 19, 2025 among the Company and eleven institutional accredited investors. The purchase agreement provided for the 2030 Notes to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes are scheduled to mature on April 1, 2030 and could be redeemed in whole or in part at any time. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025.

2027 Notes

On January 23, 2023, we completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million after deducting estimated offering expenses payable by the Company. The Notes were scheduled to mature on February 1, 2025. Effective December 11, 2024, the Company entered into Note Amendment and Exchange Agreements (the “Agreements”) with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year, commencing on August 1, 2023.

2025 Notes

On March 31, 2022, the Company completed a private placement of $15.0 million aggregate principal amount of its 2025 5.00% Notes. The offering was consummated pursuant to the terms of a purchase agreement dated March 31, 2022 among the Company and an accredited investor, which provided for the 2025 5.00% Notes to be issued to the purchaser in a transaction that relied on Section 4(a)(2) of the Securities Act to be exempt from registration under the Securities Act. The net proceeds from the sale of the notes were approximately $14.5 million, after deducting structuring fees and estimated offering expenses. On May 2, 2022, the Company issued an additional $15.0 million in aggregate principal amount of the 2025 5.0% Notes. The 2025 5.00% Notes were issued under the Base Indenture and the Tenth Supplemental Indenture, dated as of March 31, 2022. The 2025 5.00% Notes matured on March 31, 2025.
SPV I, II, and III Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, and III maintain credit facilities with third party lenders. SPV I has a Capital One facility with maximum borrowings of $60.0 million. The lender’s commitments terminate in May 2025, with all amounts due under the SPV I Facility maturing in November 2025. At March 31, 2025, total principal owed by SPV I was $17.6 million. SPV II has a Deutsche Bank facility with maximum borrowings $130.0 million. The Deutsche Bank Facility matures in December 2027. At March 31, 2025, total principal owed by SPV II was $128.2 million. SPV III has a One Florida Bank facility with maximum borrowings of $30.0 million. The One Florida Bank Facility matures in May 2025. At March 31, 2025, total principal owed by SPV III was $29.6 million.
NMS Webster Bank Facility

NMS has a term loan facility with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At March 31, 2025, total principal outstanding was $41.9 million.
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

In June 2023, NSBF completed its thirteenth securitization which resulted in the transfer of $103.9 million of unguaranteed portions of SBA loans to the 2023-1 Trust. The 2023-1 Trust in turn issued securitization notes for the par amount of $103.9 million, consisting of $84.3 million of Class A notes and $19.6 million Class B notes, against the 2023-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 3.24% across both classes. At such time as the sum of the principal amount of the Class A Notes and the Class B Notes is less than or equal to 20.00% of the sum of the principal amount of the Class A Notes and Class B Notes as of the closing date of the transaction, NSBF has the right, with the consent of the SBA, to terminate the 2023-1 Trust by purchasing the 2023-1 Trust assets, with the Class A and B noteholders receiving the redemption price from the proceeds.

In September 2022, NSBF completed its twelfth securitization which resulted in the transfer of $116.2 million of unguaranteed portions of SBA loans to the 2022-1 Trust. The 2022-1 Trust in turn issued securitization notes for the par amount of $116.2 million, consisting of $95.4 million of Class A notes and $20.8 million Class B notes, against the 2022-1 Trust assets in a private placement. The Class A and Class B notes received an “A-” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is October 2049. The Class A and Class B notes bear interest at an average rate of 30-day average compounded SOFR plus 2.97% across both classes. At such time as the sum of the principal amount of the Class A Notes and the Class B Notes is less than or equal to 20.00% of the sum of the principal amount of the Class A Notes and Class B Notes as of the closing date of the transaction, NSBF has the right, with the consent of the SBA, to terminate the 2022-1 Trust by purchasing the 2022-1 Trust assets, with the Class A and B noteholders receiving the redemption price from the proceeds.

In December 2021, NSBF completed its eleventh securitization which resulted in the transfer of $103.4 million of unguaranteed portions of SBA loans to the 2021-1 Trust. The 2021-1 Trust in turn issued securitization notes for the par amount of $103.4 million, consisting of $79.7 million of Class A notes and $23.8 million Class B notes, against the 2021-1 Trust assets in a private placement. The Class A and Class B notes received an “A” and “BBB-” rating by S&P, respectively, and the final maturity date of the notes is December 2048. The Class A and Class B notes bear interest at an average rate of adjusted SOFR plus 1.92% across both classes. At such time as the sum of the principal amount of the Class A Notes and the Class B Notes is less than or equal to 20.00% of the sum of the principal amount of the Class A Notes and Class B Notes as of the closing date of the transaction, NSBF has the right, with the consent of the SBA, to terminate the 2021-1 Trust by purchasing the 2021-1 Trust assets, with the Class A and B noteholders receiving the redemption price from the proceeds.

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

Capital amounts and ratios for the Company as of March 31, 2025 and 2024 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$251,880	12.2%	$82,707	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	251,880	17.3%	65,527	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	251,880	17.3%	87,369	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	290,072	19.9%	116,492	8.0%	N/A	N/A
NewtekOne, Inc. - March 31, 2024
Tier 1 Capital (to Average Assets)	$185,313	13.7%	$54,106	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	185,313	17.2%	48,483	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	185,313	17.2%	64,644	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	218,574	20.3%	86,138	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of March 31, 2025, and 2024 are presented in the table below. As of March 31, 2025 and 2024, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$126,404	10.5%	$48,317	4.0%	$60,396	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	126,404	13.4%	42,607	4.5%	61,544	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	126,404	13.4%	56,810	6.0%	75,747	8.0%
Total Capital (to Risk-Weighted Assets)	138,576	14.6%	75,746	8.0%	94,683	10.0%
Newtek Bank - March 31, 2024
Tier 1 Capital (to Average Assets)	$100,383	15.5%	25,905	4.0%	$32,382	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	100,383	17.7%	25,521	4.5%	36,864	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	100,383	17.7%	34,028	6.0%	45,371	8.0%
Total Capital (to Risk-Weighted Assets)	107,603	18.9%	45,546	8.0%	56,933	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of March 31, 2025 and December 31, 2024:

	Availability as of
	March 31, 2025	December 31, 2024
Unrestricted cash	$10,201	$6,941
Lines of credit at other commercial banks[1]	184	60,903
Newtek Bank:
Interest bearing deposits in banks	259,782	346,207
FHLB borrowing availability[1]	41,063	39,780
Lines of credit at other financial institutions	30,000	30,000
Total liquidity sources	$341,230	$483,831
1    Availability as of March 31, 2025 and December 31, 2024 is based on collateral pledged as of that date.

The Company has restricted cash of $24.2 million as of March 31, 2025. NSBF holds $5.0 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has funded a $10.0 million account at Newtek Bank to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is held by the parent company.

The Company generated and used cash as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash used in operating activities	$(60,704)	$(38,674)
Net cash used in investing activities	(79,245)	(43,805)
Net cash provided by financing activities	52,709	61,679
Net decrease in cash and restricted cash	(87,240)	(20,800)
Cash and restricted cash—beginning of period (Note 2)	381,374	184,006
Cash and restricted cash—end of period (Note 2)	$294,134	$163,206

During the three months ended March 31, 2025, operating activities used cash of $60.7 million, consisting primarily of $247.4 million of funding loans held for sale. This use of cash was offset by (i) $142.9 million of proceeds from the sale of loans; and (ii) $46.4 million from the payment of settlement receivables.
Cash used by investing activities was $79.2 million primarily comprised (i) $110.7 million in the net increase in loans held for investment, at cost; and (ii) $2.0 million in purchases of available-for-sale securities. These uses were partially offset by (i) a $17.7 million net decrease in loans held for investment, at fair value; and (ii) $12.0 million in maturities of available-for-sale securities.
Net cash provided by financing activities was $52.7 million consisting primarily of a (i) $85.2 million of borrowings on bank notes payable; and (ii) $30.0 million of net proceeds from the 2030 Notes.These sources of cash were offset by (i) $30.0 million maturity of the 2025 5.0% Notes; (ii) $16.0 million of principal payments related to securitization notes payable; (iii) $7.0 million net decrease in deposits; and (iv) $5.2 million of dividends paid.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of March 31, 2025. Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 10—BORROWINGS.

	Payments due by period
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Deposits:
Demand	$11,920	$11,920	$—	$—	$—	$—	$—
Checking	109,129	109,129	—	—	—	—	—
Money market	36,062	36,062	—	—	—	—	—
Savings	406,945	406,945	—	—	—	—	—
Time deposits	402,265	338,423	41,170	22,170	359	117	26
Webster NMS Note[1]	41,897	12,990	5,981	22,926		—	—
FHLB Advances	11,856	4,508	2,094	5,254	—	—	—
SPV I Capital One Facility[1]	17,550	17,550	—	—	—	—	—
SPV II Deutsche Bank Facility[1]	128,200	—	—	128,200	—	—	—
SPV III One Florida Bank Facility[1]	29,600	29,600	—	—	—	—	—
Securitization Notes Payable	173,204	—	—	—	—	—	173,204
Parent Company Notes:
2026 Notes	115,000	—	115,000		—	—	—
2027 Notes[2]	50,000	—	—	50,000		—	—
2028 Notes	40,000	—	—	—	40,000		—
2029 8.625% Notes	75,000	—	—	—	—	75,000	—
2029 8.50% Notes	71,875	—	—	—	—	71,875	—
2030 Notes	30,000	—	—	—	—	—	30,000
Employment Agreements	2,610	1,908	702	—	—	—	—
Operating Leases	4,698	1,142	499	329	242	249	2,237
Totals	$1,757,811	$970,177	$165,446	$228,879	$40,601	$147,241	$205,467
1    Guaranteed by the parent company
2    Effective December 11, 2024, the Company entered into the Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 10—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At March 31, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million account at Newtek Bank to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended March 31, 2025.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. See NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION under the heading “Fair Value Measurements” and NOTE 8—FAIR VALUE MEASUREMENTS for a detailed discussion of determining fair value, including pricing validation processes.

We believe our portfolio as of March 31, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Valuation of Servicing Assets

For the quarterly period ended March 31, 2025, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees primarily from the guaranteed portions of SBA 7(a) loans and to a lesser extent ALP and SBA 504 loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

Income Recognition
For the quarterly period ended March 31, 2025, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.

For the quarterly period ended March 31, 2025, we received servicing income related to the guaranteed portions of SBA loans which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the quarterly period ended March 31, 2025, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.

For the quarterly period ended March 31, 2025, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

Following our January 2023 conversion to a financial holding company, we generate income in the form of interest, servicing and other fee income on the loans we originate. In addition, our portfolio companies became consolidating subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their income is consolidated within the statement of operations along with our joint ventures. With the inclusion of NMS, NIA, and PMT (and the exclusion of NTS following the January 2025 sale of NTS), we now report Electronic payment processing income on our Consolidated Statements of Income and we include insurance commissions income and payroll processing income within Other noninterest income. For the year ended December 31, 2024, we reported Technology and IT support income prior to the sale of NTS. Refer to NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION: Sale of NTS.

Determination of Provision for Income Taxes and Related Accounts

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States. We file income tax returns in approximately 43 jurisdictions: federal, state, and local. The laws and regulations of each jurisdiction are complex and may be subject to different interpretations. Significant judgments and estimates are required in determining consolidated income tax expense for each jurisdiction. Our interpretations of tax laws are subject to audits by various jurisdictions. Potential difference in the interpretation or changes in the tax laws may result in additional accrual of income tax expense or benefit, which could be material to our reported results. We consistently monitor new and reassess existing tax laws for changes and adjust our tax estimates accordingly.

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

At least annually, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We currently hold deferred tax asset attributes related to net operating tax loss carryforwards. We perform regular assessments to determine whether our tax attributes are realizable. As of December 31, 2024, we continue to believe it is more likely than not that the benefit for certain state net operating loss carryforwards will not be realized.

For additional information regarding our provision for income taxes, refer to NOTE 16—INCOME TAXES.

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

Further information related to financial instruments can be found in NOTE 12—COMMITMENTS AND CONTINGENCIES.

Recent Developments

Securitization

On April 23, 2025, NewtekOne. Inc. (the “Company” ) closed a securitization pursuant to which the Company’s subsidiary, Newtek Business Service Holdco 6, Inc. (“Newtek ALP Holdings”) sold $155,930,000 of Class A Notes, $23,820,000 of Class B Notes, and $4,330,000 of a Class C Note (collectively, the “Notes”) issued by NALP Business Loan Trust 2025-1. The Notes are backed by $216,564,700 of collateral, consisting of $184,414,700 of Newtek ALP Holdings originated alternative loan program (“ALP”) loans and a $32,150,000 prefunding account to acquire additional ALP loans originated by the Newtek ALP Holdings. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 6.338%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.838%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.338%. The Notes had a weighted average yield of 6.62% and an 85% advance rate.

Lease Terminations

On April 10, 2025, NSBF entered into a Lease Termination and Surrender Agreement with respect to office space leased at 1981 Marcus Avenue, Lake Success, NY 11042, which lease had an expiration date of March 31, 2027, to terminate the lease effective April 30, 2025. In addition, on April 11, 2025, NSBF entered into an Early Termination Agreement to terminate an additional lease for office space at 1985 Marcus Avenue, Lake Success, NY 11042, which lease had an expiration date of March 31, 2027, to terminate the lease effective April 11, 2025.

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

The Company has cash and cash equivalents, which includes cash and due from banks, restricted cash, and interest bearing deposits in banks, of $294.1 million. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of March 31, 2025, cash deposits in excess of insured amounts totaled approximately $41.0 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $100.6 million, of which $97.5 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2025, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning March 31, 2025	12 Months Beginning March 31, 2026	As of March 31, 2025
+200	10.3%	17.5%	0.6%
+100	5.1	8.9	0.2
-100	(5.5)	(8.2)	—
-200	(11.2)	(17.0)	0.2

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2025. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to “NOTE 12—COMMITMENTS AND CONTINGENCIES” within the accompanying Notes to the Consolidated Financial Statements, which is incorporated by reference herein. While the final outcomes of legal proceedings are inherently unpredictable, management is currently of the opinion that the outcomes of pending and threatened matters will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole.

In addition, as a result of a litigation brought by the Federal Trade Commission (the “FTC”) in October 2012, NMS voluntarily entered into, and is presently operating under, a permanent injunction with respect to certain of its business practices.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. A breakdown of the shares related to dividends on unvested restricted stock awards is presented below:

	Three Months Ended March 31,
	2025		2024
	#	$	#	$
Dividend shares on unvested RSAs	35	$367	6	$73

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description
3.1
Amended and Restated Articles of Incorporation of Newtek Business Services Corp. (Previously filed in connection with Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-191499) filed on November 3, 2014, and incorporated by reference herein).

3.2	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of NewtekOne, Inc’s Current Report on Form 8-K, filed January 24, 2023).

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of NewtekOne, Inc (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K filed February 7, 2023).

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed June 18, 2024).

10.1	Amendment to Employment Agreement by and between NewtekOne, Inc. and Barry Sloane dated as of January 1, 2025, filed herewith.

10.2	Employment Agreement by and between Newtek Bank N.A., and Peter Downs dated as of April 22, 2025, filed herewith.

10.3	Employment Agreement by and between NewtekOne, Inc., and Michael Schwartz dated as of April 22, 2025, filed herewith.

10.4	Employment Agreement by and between NewtekOne, Inc., and Frank DeMaria dated as of April 22, 2025, filed herewith.

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1**	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: May 12, 2025	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 12, 2025	By:	/S/ FRANK M. DEMARIA
Frank M. DeMaria
Chief Financial Officer (Principal Financial Officer)