Form 10-Q
period 2025-06-30
NewtekOne, Inc.
filed 2025-08-08
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 7, 2025, there were 26,321,852 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1, terminated in October 2024
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1, terminated in October 2024
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2025-1 Trust	NALP Business Loan Trust, Series 2025-1
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 5.00% Notes	5.00% Notes due 2025, matured March 31, 2025
2025 8.125% Notes	8.125% Notes due 2025, exchanged for 2027 Notes
2025 Notes	Collectively, the 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026
2027 Notes	8.125% Notes due 2027
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
2030 Notes	8.375% Notes due 2030
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
Original ATM Equity Distribution Agreement	The Original ATM Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
Amended and Restated Equity Distribution Agreement	The Amended and Restated Equity Distribution Agreement, dated June 6, 2025, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
BHCA	Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
DRIP	The Company's former dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Program
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, which has been renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses; revenue from $1.0 million to $100.0 million
SOFR	Secured Overnight Financing Rate
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity
Webster	Webster Bank, N.A.
Consolidated Subsidiaries
NSBF	Newtek Small Business Finance, LLC
NBL	Newtek Business Lending, LLC, a former wholly-owned subsidiary of Newtek Bank, merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc., a former wholly-owned subsidiary of NewtekOne Inc., merged into NALH on May 13, 2025
Newtek Bank	Newtek Bank, National Association
NALH or Newtek ALP Holdings	Newtek Business Services Holdco 6, Inc.
NMS	Newtek Merchant Solutions, LLC, a wholly-owned subsidiary of NBC
Mobil Money	Mobil Money, LLC, a wholly-owned subsidiary of NMS
NTS	Newtek Technology Solutions, Inc., a former wholly-owned subsidiary of the Company, sold to IPM on January 2, 2025
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC, dba Newtek Payroll and Benefits Solutions
NIA	Newtek Insurance Agency, LLC
TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, an 88.34% owned consolidated subsidiary

Joint Ventures and Non-Control Investments
NCL JV	Newtek Conventional Lending, LLC, a 50% owned joint venture
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
IPM	Intelligent Protection Management Corp., formerly Paltalk, Inc. (PALT)
IPM Preferred Stock	4.0 million shares of IPM Series A Non-Voting Common Equivalent Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$10,124	$6,941
Restricted cash (amounts related to VIEs of $6.3 million and $6.3 million, respectively)	23,152	28,226
Interest bearing deposits in banks	180,013	346,207
Total cash and cash equivalents	213,289	381,374
Debt securities available-for-sale, at fair value	14,245	23,916
Loans held for sale, at fair value	514,609	372,286
Loans held for sale, at LCM	32,291	58,803
Loans held for investment, at fair value (amounts related to VIEs of $227.8 million and $257.2 million, respectively)	326,113	369,746
Loans held for investment, at amortized cost, net of deferred fees and costs	767,827	621,651
Allowance for credit losses	(42,625)	(30,233)
Loans held for investment, at amortized cost, net	725,202	591,418
Federal Home Loan Bank and Federal Reserve Bank stock	3,937	3,585
Settlement receivable	19,705	52,465
Residuals in securitizations, at fair value	77,701	—
Joint ventures and other non-control investments, at fair value (cost of $54,493 and $44,039), respectively	68,121	57,678
Goodwill and intangibles	14,672	14,752
Right of use assets	2,384	5,688
Deferred tax asset, net	190	—
Servicing assets, at fair value	18,384	22,062
Servicing assets, at LCM	31,831	24,195
Other assets	63,543	60,636
Assets held for sale	—	21,308
Total assets	$2,126,217	$2,059,912

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	June 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$41,034	$11,142
Interest-bearing	1,042,794	961,910
Total deposits	1,083,828	973,052
Borrowings (including borrowings of VIEs of $157.4 million and $186.6 million, respectively)	657,327	708,041
Dividends payable	5,236	5,233
Lease liabilities	2,409	6,498
Deferred tax liabilities, net	—	2,244
Due to participants	25,886	21,532
Accounts payable, accrued expenses and other liabilities	39,351	40,806
Liabilities directly associated with assets held for sale	—	6,224
Total liabilities	1,814,037	1,763,630

Commitment and contingencies (Note 13)
Shareholders' Equity:
Preferred stock (par value $0.02 per share; 20 authorized, 20 issued and outstanding)	19,738	19,738
Common stock (par value $0.02 per share; 199,980 authorized, 26,317 and 24,680 issued and outstanding, respectively)	525	526
Retained earnings	69,995	57,773
Additional paid-in capital	221,914	218,266
Accumulated other comprehensive income (loss), net of income taxes	8	(21)
Total shareholders' equity	312,180	296,282
Total liabilities and shareholders' equity	$2,126,217	$2,059,912

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Debt securities available-for-sale	$214	$374	$490	$834
Loans and fees on loans	33,354	26,773	67,837	51,758
Other interest earning assets	2,950	2,206	6,081	3,828
Total interest income	36,518	29,353	74,408	56,420
Interest expense
Deposits	9,357	6,865	19,202	12,441
Notes and securitizations	10,908	11,118	21,882	21,945
Bank and FHLB borrowings	2,330	2,244	5,468	4,002
Total interest expense	22,595	20,227	46,552	38,388
Net interest income	13,923	9,126	27,856	18,032
Provision for credit losses	9,117	5,799	22,622	9,814
Net interest income after provision for credit losses	4,806	3,327	5,234	8,218
Noninterest income
Dividend income	600	368	2,286	754
Net loss on loan servicing assets	(4,355)	(1,862)	(8,007)	(3,597)
Servicing income	6,054	4,607	11,579	9,964
Net gains on sales of loans	15,526	22,564	28,487	42,856
Net gain on residuals in securitizations	31,465	—	31,465	—
Net gain (loss) on loans under the fair value option	(11,761)	(2,894)	6,316	(96)
Technology and IT support income	—	5,174	—	10,944
Electronic payment processing income	11,739	12,645	22,348	23,632
Other noninterest income	7,007	11,418	14,199	16,930
Total noninterest income	56,275	52,020	108,673	101,387
Noninterest expense
Salaries and employee benefits expense	23,135	20,790	44,451	41,296
Technology services expense	—	3,420	—	6,828
Electronic payment processing expense	4,428	5,693	8,875	10,539
Professional services expense	4,304	2,743	7,739	7,308
Other loan origination and maintenance expense	3,287	3,015	7,704	5,259
Depreciation and amortization	274	521	420	1,053
Other general and administrative costs	6,881	4,382	14,297	9,440
Total noninterest expense	42,309	40,564	83,486	81,723
Net income before taxes	18,772	14,783	30,421	27,882
Income tax expense	5,069	3,838	7,351	7,287
Net income	13,703	10,945	23,070	20,595
Dividends to preferred shareholders	(400)	(400)	(800)	(800)
Net income available to common shareholders	$13,303	$10,545	$22,270	$19,795
Earnings per Common Share:
Basic	$0.53	$0.43	$0.89	$0.81
Diluted	$0.52	$0.43	$0.87	$0.81

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$13,703	$10,945	$23,070	$20,595
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	(2)	7	26	16
Other comprehensive income (loss) before tax	(2)	7	26	16
Income tax expense (benefit)	1	(3)	3	(5)
Other comprehensive income (loss) before tax	(1)	4	29	11
Comprehensive income	$13,702	$10,949	$23,099	$20,606

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	20	$19,738	26,342	$527	$61,538	$220,468	$9	$302,280
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	1,533	—	1,533
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	(6)	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(2)	—	—	(24)	—	(24)
Restricted stock awards, net of forfeitures	—	—	(13)	(1)	—	—	—	(1)
ESPP issuances	—	—	9	—	—	103	—	103
Retirement of common shares	—	—	(13)	(1)	—	(166)	—	(167)
Dividends declared common shares ($0.19/share)	—	—	—	—	(4,846)	—	—	(4,846)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	(400)	—	—	(400)
Net income	—	—	—	—	13,703	—	—	13,703
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2025	20	$19,738	26,317	$525	$69,995	$221,914	$8	$312,180

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	20	$19,738	24,715	$493	$32,611	$201,431	$(141)	$254,132
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	650	—	650
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	6	—	(78)	78	—	—
Restricted stock awards, net of forfeitures	—	—	25	1	—	—	—	1
ESPP issuances	—	—	6	—	—	63	—	63
Amortization of offering costs	—	—	—	—	—	(384)	—	(384)
Issuance of common stock, net of offering costs	—	—	1,100	23	—	13,795	—	13,818
Dividends declared common shares ($0.19/share)	—	—	—	—	(4,827)	—	—	(4,827)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	(400)	—	—	(400)
Net income	—	—	—	—	10,945	—	—	10,945
Other comprehensive income, net of tax	—	—	—	—	—	—	4	4
Balance at June 30, 2024	20	$19,738	25,852	$517	$38,251	$215,633	$(137)	$274,002

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20	$19,738	26,291	$526	$57,773	$218,266	$(21)	$296,282
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	3,361	—	3,361
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	29	1	(367)	366	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(5)	—	—	(70)	—	(70)
Restricted stock awards, net of forfeitures	—	—	2	(1)	—	—	—	(1)
Retirement of common shares	—	—	(13)	(1)	—	(166)	—	(167)
ESPP issuances	—	—	13	—	—	157	—	157
Dividends declared common shares ($0.38/share)	—	—	—	—	(9,681)	—	—	(9,681)
Dividends declared preferred shares ($40.00/share)	—	—	—	—	(800)	—	—	(800)
Net income (loss)	—	—	—	—	23,070	—	—	23,070
Other comprehensive income, net of tax	—	—	—	—	—	—	29	29
Balance at June 30, 2025	20	$19,738	26,317	$525	$69,995	$221,914	$8	$312,180

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	20	$19,738	24,680	$492	$28,051	$200,913	$(148)	$249,046
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	1,331	—	1,331
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	12	—	(151)	151	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(21)	—	—	(253)	—	(253)
Restricted stock awards, net of forfeitures	—	—	70	2	—	—	—	2
ESPP issuances	—	—	11	—	—	119	—	119
Amortization of offering costs	—	—	—	—	—	(423)	—	(423)
Issuance of common stock, net of offering costs	—	—	1,100	23	—	13,795	—	13,818
Dividends declared common shares ($0.38/share)	—	—	—	—	(9,444)	—	—	(9,444)
Dividends declared preferred shares ($40.00/share)	—	—	—	—	(800)	—	—	(800)
Net income	—	—	—	—	20,595	—	—	20,595
Other comprehensive income, net of tax	—	—	—	—	—	—	11	11
Balance at June 30, 2024	20	$19,738	25,852	$517	$38,251	$215,633	$(137)	$274,002

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$23,070	$20,595
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized depreciation (appreciation) on joint ventures	96	(3,430)
Net (gain) loss on loans accounted for under the fair value option	(6,316)	96
Net gain on residuals in securitizations	(31,465)	—
Net loss on loan servicing assets	8,007	3,597
Net unrealized depreciation (appreciation) on warrants and derivative transactions	1,468	(206)
Net gain on sales of loans	(28,487)	(42,856)
Net accretion of premium/discount on debt securities available-for-sale and loans	(1,051)	(113)
Amortization of deferred financing costs and deferred loan fees and costs	2,096	2,096
Provision for credit losses	22,622	9,814
Lower of cost or market adjustment on loans held for sale	(15)	83
Bad debt expense, net of recoveries	85	978
Stock compensation expense	3,390	1,343
Deferred income tax expense (benefit)	(2,439)	3,287
Depreciation and amortization	420	1,053
Proceeds from sale of loans held for sale	217,267	391,228
Sale of loans held for sale from affiliate	—	98,596
Funding of loans held for sale	(508,393)	(516,648)
Principal received on loans held for sale	5,608	9,128
Other, net	(1,244)	(26)
Changes in operating assets and liabilities:
Settlement receivable	32,759	(17,698)
Other assets	(1,351)	(4,992)
Due to participants	4,354	(1,389)
Accounts payable, accrued expenses and other liabilities	(999)	9,713
Net cash used in operating activities	(260,518)	(35,751)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended June 30,
	2025	2024

Cash flows from investing activities:
Net decrease in loans held for investment, at fair value	33,992	41,210
Net increase in loans held for investment, at cost	(171,609)	(116,941)
Proceeds from sale of Newtek Technology Solutions, Inc.	4,000	—
Contributions to joint ventures and other non-control investments	(85)	(25,642)
Return of capital from joint ventures and other non-control investments	14	116
Purchase of fixed assets	(91)	(128)
Net increase in Federal Home Loan Bank and Federal Reserve Bank stock	(352)	(130)
Sales (purchases) of available-for-sale securities	(3,945)	3,752
Maturities of available-for-sale securities	14,000	—
Net cash used in investing activities	(124,076)	(97,763)

Cash flows from financing activities:
Net borrowings (paydowns) on bank notes payable	84,035	(10,266)
Net increase in deposits	110,248	146,256
Repayment of Federal Home Loan Bank advances	(7,004)	(3,971)
Proceeds from common shares sold, net of offering costs	—	13,819
Repurchase of common shares under share repurchase plan	(167)	—
Maturity of 2025 5.00% Notes	(30,000)	—
Proceeds from 2029 8.625% Notes	—	71,875
Proceeds from 2030 Notes	30,000	—
Payments on Notes Payable - Securitization Trusts	(29,596)	(49,383)
Proceeds related to residuals in securitizations	70,098	—
Dividends paid, net of dividend reinvestment plan	(10,468)	(9,788)
Payments of deferred financing costs	(724)	(2,551)
Proceeds from common stock issued under ESPP	157	108
Purchase of vested stock for employee payroll tax withholding	(70)	(253)
Net cash provided by financing activities	216,509	155,846
Net (decrease) increase in cash and restricted cash	(168,085)	22,332
Cash and restricted cash—beginning of period (NOTE 2)	381,374	184,006
Cash and restricted cash—end of period (NOTE 2)	$213,289	$206,338

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$3,994	$1,972
Dividends declared but not paid during the period	$5,246	$4,827
IPM stock acquired	$8,200	$—
IPM earn-out	$2,268	$—

Supplemental disclosure of cash flow information:
Interest paid	$46,237	$37,494
Income taxes paid	$927	$3,337

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The Company is a financial holding company that is a leading provider of business and financial solutions to independent business owners (SMBs) and provides SMBs with the following Newtek® branded business and financial solutions: Newtek Banking, Newtek Alternative Lending, Newtek Payments, Newtek Insurance and Newtek Payroll.

NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank; NSBF; NMS (and its subsidiary Mobil Money); NBC; PMT; NIA; TAM; POS; and NALH.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

Consolidation

The consolidated financial statements include the accounts of NewtekOne, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. The Company consolidates a subsidiary if the Company has a controlling financial interest in the entity as a result of holding a majority of the voting rights. VIEs are consolidated if NewtekOne has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., NewtekOne is the primary beneficiary). The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis. Investments in companies which are not VIEs, but in which the Company has more than minor influence over the operating and financial policies, are accounted for using the equity method of accounting. Investments in VIEs where NewtekOne is not the primary beneficiary of a VIE are accounted for using the equity method of accounting. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the investment balance. Refer to NOTE 4—INVESTMENTS.

Reclassifications

Certain prior period amounts, which are normal and reoccurring in nature, to the extent comparable, have been reclassified to conform to the current period presentation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
A more detailed description of our accounting policies is included in the Company’s 2024 Form 10-K, which accounting policies remain significantly unchanged. There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2024 Form 10-K.

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of June 30, 2025, cash deposits in excess of insured amounts totaled $26.9 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of June 30, 2025.
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

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of June 30, 2025 and 2024 and December 31, 2024:

	June 30, 2025	December 31, 2024	June 30, 2024
Cash and due from banks	$10,124	$6,941	$36,909
Restricted cash	23,152	28,226	36,832
Interest bearing deposits in banks	180,013	346,207	132,597
Cash and restricted cash	$213,289	$381,374	$206,338

	June 30, 2025	December 31, 2024	June 30, 2024
Cash held at Federal Reserve Bank[1]	$179,670	$345,680	$132,328
Cash held at other financial institutions	33,619	35,694	74,010
Total cash and cash equivalents	$213,289	$381,374	$206,338
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

Assets related to transactions that do not meet ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s consolidated statements of financial condition as investments and the sale proceeds are recognized as a liability.

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

Variable Interest Entities

A variable interest entity (“VIE”) is an entity in which equity investors lack the characteristics of a controlling financial interest, do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, or substantially all of the activities of the entity are conducted on behalf of an investor with disproportionally few voting rights. VIEs are consolidated by the primary beneficiary, which is the party who has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and who has an obligation to absorb losses of the VIE or a right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with a VIE and reassesses whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether an entity is a VIE and whether the Company is the primary beneficiary of a VIE is based upon the facts and circumstances for the VIE and requires significant judgments such as whether the Company’s interest in a VIE is a variable interest, whether the Company controls the activities that most significantly impact the economic performance of the VIE, and whether the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the VIE. A VIE is consolidated if management determines the Company, is the primary beneficiary.

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

SBA 7(a):     The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program (the “SBA 7(a) Program”), i.e., SBA 7(a) loans. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) Program, a bank or other lender licensed by the SBA may underwrite loans between $5.0 thousand and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The guaranteed portion of the loans are HFS and carried at LCM and therefore are not subject to CECL. The unguaranteed portion of the loans that are held on balance sheet at amortized cost are subject to CECL. In the context of CECL, these SBA 7(a) loans are held at Newtek Bank.

Individually Evaluated Loans. Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. Management defines these loans as nonaccrual loans with exposure above $100 thousand. In the first quarter of 2025, management began evaluating the remaining PCD loans individually. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral or going concern, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of June 30, 2025 and 2024, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled. The guaranteed portion of SBA 7(a) loan principal balances that have been sold but not yet settled as of June 30, 2025 and December 31, 2024 was $17.9 million and $47.4 million, respectively. The settlement receivable also includes $1.8 million and $5.0 million of premiums, which have been recognized in Net Gains on Sales of Loans as of June 30, 2025 and December 31, 2024, respectively.

Income Taxes

Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. See NOTE 17—INCOME TAXES.

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

Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 (ASU 2025-02): In March 2025, the FASB issued ASU 2025-02. The purpose of this guidance is to amend the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and is not expected to have an impact on its consolidated financial statements.

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

Business Combinations (Topic 805) and Consolidation (Topic 810)—Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03): In May 2025, the FASB issued ASU No. 2025-03, which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied prospectively. The Company is evaluating adoption timing and the impact ASU 2025-03 will have on its financial statements and related disclosures.

Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)—Clarifications to Share-Based Consideration Payable to a Customer(ASU 2025-04): In May 2025, the FASB issued ASU 2025-04, to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. This update is effective for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026, though early adoption is permitted. The Company has not engaged in providing share-based compensation to a customer and does not presently anticipate doing so.

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU No. 2025-05, which provides a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from Transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The amendments require that an entity may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 is required to be applied prospectively. The Company is evaluating adoption timing and the impact ASU 2025-05 will have on its financial statements and at this time, does not anticipate it will have a material impact on its consolidated financial statements.

NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES:
In a securitization, the unguaranteed portions of SBA 7(a) loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in private placements. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust .A Trust is considered to be a VIE.

Assets owned by securitization Trusts, which are VIEs, are included in the Company’s consolidated financial statements when the Company has concluded that it is the primary beneficiary of the Trust. The Company therefore consolidates the entities using the carrying amounts of the Trusts’ assets and liabilities and reflects the assets in Restricted cash and Loans held for investment, at fair value and reflects the associated financing in Borrowings on the Consolidated Statements of Financial Condition. The creditors or other beneficial interest holders of Trusts for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the Trust and do not have recourse to the Company.
From 2010 through June 2023, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans where management determined the Company was the primary beneficiary and thus consolidated the Trusts. Three (3) of these securitizations remain consolidated as of June 30, 2025. Risks associated with the Company’s involvement with the consolidated Trusts includes potential losses of residual interests in the Trusts.
The following table presents the total assets and total liabilities associated with the Company’s variable interests in consolidated Trusts, as classified in the consolidated statements of financial condition:

	June 30, 2025	December 31, 2024

Restricted cash	$6,303	$6,303
Loans held for investment, at fair value	227,776	257,179
Total assets	$234,079	$263,482

Borrowings	$157,439	$186,635
Total liabilities	$157,439	$186,635
Assets owned by securitization Trusts, which are VIEs, are not included in the Company’s consolidated financial statements financial statements when the Company has concluded that it is not the primary beneficiary of the Trust and the transfer of the financial assets meet the sale criteria of ASC 860. As the beneficial interests in these securitizations meet the definition of a debt security, pertain to securitized financial assets and based on other criteria met, it falls under the scope of ASC 325-40. This guidance also permits an entity to elect to account for the beneficial interests under the fair value option. The Company has made the irrevocable decision to measure the beneficial interests using the fair value option under ASC 825 with changes in fair value recognized in earnings each reporting period.
On April 23, 2025, the Company’s subsidiary Newtek ALP Holdings closed a securitization pursuant to which it sold $155,930,000 of Class A Notes, $23,820,000 of Class B Notes, and $4,330,000 of a Class C Note (collectively, the “2025-1 Notes”) issued by NALP Business Loan Trust 2025-1 (the “Securitization Trust”). The 2025-1 Notes were backed by $216,564,700 of collateral, consisting of Newtek ALP Holdings originated ALP loans. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 6.338%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.838%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.338%. The 2025-1 Notes had a weighted average yield of 6.62% and an 85% advance rate.
The 2025-1 Trust meets the definition of a VIE and the Company holds a variable interest in the 2025-1 Trust, however, the Company is not considered the primary beneficiary of the 2025-1 Trust, because the power over the activities that have the most significant impact on the economic performance of the Securitization Trust is held by a single noteholder who has the ability to remove the Company as decision maker over the activities that most significantly impact the economic performance of the 2025-1 Trust. Consequently the Company is not required to consolidate the 2025-1 Trust. The Company’s beneficial interest in the 2025-1 Trust is evidenced by sole ownership of the Ownership Certificate and its beneficial interest in the credit risk of the securitized ALP Loans. Newtek ALP Holdings, the sponsor of the Securitization Trust, is a wholly owned subsidiary of the Company, therefore the Company effectively owns 100% of the equity interest in the 2025-1Trust.
The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained interest, the servicing asset recognized in the sale of the loans, servicing advances in the role as servicer, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the 2025-1 Trust have no recourse to the Company’s assets or general credit. The underlying performance of the ALP loans transferred to the Trust has a direct impact on the fair values and cash flows of the beneficial interests held and the servicing asset recognized.

The Company’s investments in the unconsolidated 2025-1 Trust is accounted for using the fair value option under ASC 825, with changes in fair value recognized in earnings each reporting period, and is classified in Residuals in securitizations, at fair value in the Company’s consolidated statements of financial condition, and consisted of the following:

	June 30, 2025
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$77,701	$—	$77,701	$213,307

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Residuals in securitizations, at fair value (NOTE 3)	$32,481	$77,701	$—	$—
Joint ventures and other non-control investments, at fair value	54,493	68,121	44,039	57,678
Debt securities available-for-sale, at fair value	14,237	14,245	23,934	23,916
Federal Home Loan Bank and Federal Reserve Bank stock	3,937	3,937	3,585	3,585
Total investments	$105,148	$164,004	$71,558	$85,179

The Company’s Investments in Joint Ventures (JV) and Other Non-Control Investments

NCL JV: On May 20, 2019, the Company and its joint venture partner launched NCL JV to provide ALP loans (formerly referred to as non-conforming conventional commercial and industrial term loans) to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between NCL, a wholly-owned subsidiary of the Company, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new ALP loans during 2020. On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay NCL JV’s credit facility and return capital to the NCL JV partners. In July 2025, NCL JV notified the trustee of the NCL Business Loan Trust 2022-1 that the NCL Business Loan Trust 2022-1 would be terminated in August 2025 as a result of the Class A Noteholders being re-paid in full.

The following tables show certain summarized financial information for NCL JV:

Selected Statements of Assets and Liabilities Information (Unaudited)	June 30, 2025	December 31, 2024
Cash	$554	$587
Restricted cash	9,413	5,513
Loans, at FV (amortized cost of $32,562 and $52,751, respectively)	29,740	53,895
Other assets	1,059	1,737
Total assets	$40,766	$61,732
Securitization notes payable	$7,678	$25,322
Other liabilities	115	867
Total liabilities	7,793	26,189
Net assets	32,973	35,543
Total liabilities and net assets	$40,766	$61,732

Selected Statements of Operations Information (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and other income	$1,302	$1,191	$2,644	$2,564
Total expenses	233	459	543	931
Net investment income	1,069	732	2,101	1,633
Unrealized (depreciation) appreciation on investments	(5,171)	1,063	(3,966)	(1,069)
Net (decrease) increase in net assets resulting from operations	$(4,102)	$1,795	$(1,865)	$564

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

The following tables show certain summarized financial information for TSO JV:

Selected Statements of Assets and Liabilities Information (Unaudited)	June 30, 2025	December 31, 2024
Cash	$1,023	$1,780
Restricted cash	10,153	18,399
Loans, at FV (amortized cost of $165,159 and $173,654, respectively)	183,694	183,084
Other assets	3,193	5,112
Total assets	$198,063	$208,375
Securitization notes payable	$117,709	$140,224
Dividends Payable	1,200	—
Other liabilities	360	427
Total liabilities	119,269	140,651
Net assets	78,794	67,724
Total net assets	$198,063	$208,375

Selected Statements of Operations Information (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and other income	$5,562	$4,340	$10,860	$6,683
Total expenses	2,521	2,100	5,194	3,564
Net investment income	3,041	2,240	5,666	3,119
Unrealized appreciation (depreciation) on investments	(533)	3,406	9,104	4,278
Realized gain on derivative transactions	—	781	—	1,046
Unrealized loss on derivative transactions	—	(713)	—	(138)
Net increase in net assets resulting from operations	$2,508	$5,714	$14,770	$8,305

Intelligent Protection Management Corp.

On January 2, 2025, the Company completed the previously announced sale of its wholly owned subsidiary Newtek Technology Solutions, Inc. (“NTS”) to Paltalk, Inc. (subsequently renamed Intelligent Protection Management Corp. (“IPM”)) (Nasdaq: IPM) (the “NTS Sale”). In connection with the NTS Sale, the Company received the Closing Consideration consisting of $4.0 million Cash Consideration and 4.0 million shares of IPM Preferred Stock. Upon the occurrence of certain specified transfers of the IPM Preferred Stock, each share of IPM Preferred Stock will automatically convert into one share of common stock of IPM, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive the Earn-out in an amount of up to $5.0 million, payable in cash, IPM Preferred Stock, or a combination thereof (as determined in IPM’s discretion), based on IPM’s achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Company is entitled to appoint one representative to the IPM board of directors. Barry Sloane, the Company’s President, Chairman and Chief Executive Officer serves on the IPM board of directors as the Company’s representative. The Company has accounted for our investment in IPM under ASC 321 beginning in the first quarter of 2025 and as such management measured the equity investment at fair value and the carrying amount will be remeasured at each reporting period with changes in fair value recorded in earnings. In addition, the assets, liabilities and operations of NTS were classified as held for sale as of December 31, 2024.

Investments in Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Investments related to our joint ventures and other non-controlled investments for the six months ended June 30, 2025 and 2024 were as follows:

Company	Fair Value at December 31, 2024	Purchases (Cost)		Return of Investment	Net Gains/(Losses)	Fair Value at June 30, 2025	Dividend Income
Joint Ventures
NCL JV	$18,800	$85		$—	$(2,398)	$16,487	$436
TSO JV	38,100	—		—	1,900	40,000	1,850
Total Joint Ventures	$56,900	$85		$—	$(498)	$56,487	$2,286
Other Non-Control Investments
EMCAP Loan Holdings, LLC	$320	$—		$(14)	$—	$306	$—
Biller Genie Software, LLC	458	—		—	1,042	1,500	—
Intelligent Protection Management Corp.	—	10,468	[1]	—	(640)	9,828	—
Total Other Non-Control Investments	$778	$10,468		$(14)	$402	$11,634	$—
Total	$57,678	$10,553		$(14)	$(96)	$68,121	$2,286
1    Four million shares of IPM Preferred Stock valued at $2.05 per share, which was the closing price of IPM’s common shares on January 2, 2025; plus the fair value of the Earn-out of $2.268 million as of January 2, 2025, valued in accordance with ASC 805 and ASC 820

Company	Fair Value at December 31, 2023	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at June 30, 2024	Dividend Income
Joint Ventures
NCL JV	$19,400	$—	$—	$(850)	$18,550	$739
TSO JV	21,459	25,642	—	4,152	51,253	—
Total Joint Ventures	$40,859	$25,642	$—	$3,302	$69,803	$739
Other Non-Control Investments
EMCAP Loan Holdings, LLC	$368	$—	$(116)	$68	$320	$15
Biller Genie Software, LLC	360	—	—	60	420	—
Total Other Non-Control Investments	$728	$—	$(116)	$128	$740	$15
Total	$41,587	$25,642	$(116)	$3,430	$70,543	$754

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of debt securities available-for-sale by major type as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$14,237	$9	$1	$14,245	$23,934	$11	$29	$23,916
Government agency debentures	—	—	—	—	—	—	—	—
Total	$14,237	$9	$1	$14,245	$23,934	$11	$29	$23,916

As of June 30, 2025 and December 31, 2024, there was none and $30.4 thousand of accrued interest receivable on available-for-sale securities, respectively, included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the six months ended June 30, 2025 and 2024, securities sold or settled were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	#	$	#	$	#	$	#	$
Securities sold or settled	one settled	$2,000	none	$—	four settled	$14,000	one settled	$29,500
Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of debt securities available-for-sale by length of time each major security type has been in a continuous unrealized loss position:

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$1,978	$1	$—	$—	1	$1,978	$1

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$12,061	$27	$—	$—	2	$12,061	$27

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale by contractual maturity:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$14,235	$14,245	$15,833	$15,838
After 1 year through 5 years	—	—	8,101	8,078
Total	$14,235	$14,245	$23,934	$23,916

Other information

The following table summarizes Newtek Bank’s debt securities available-for-sale pledged for deposits, borrowings, and other purposes:

	June 30, 2025	December 31, 2024
Pledged for deposits	$—	$—
Pledged for borrowings and other:	14,245	23,916
FRB borrowings	1,978	2,980
FHLB borrowings	12,267	20,937
Total pledged	$14,245	$23,916

NOTE 5—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value, includes SBA 7(a) loans originated by NSBF. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans by NSBF where the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by collateral type for loans HFI, at fair value:

	Loans HFI, at Fair Value
	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
CRE	$86,603	$87,706	$162,894	$175,353
Residential Real Estate	89,390	86,843	69,667	67,474
Machinery and Equipment¹	52,480	53,147	60,460	56,454
Accounts Receivable and Inventory	42,521	41,725	59,449	54,267
Unsecured	42,215	41,986	5,643	5,644
Other²	15,075	14,706	13,033	10,554
Total	$328,284	$326,113	$371,146	$369,746
1    Machinery and Equipment includes one loan at NewtekOne at $4.7 million Cost and $4.4 million Fair value as of June 30, 2025, and $4.7 million Cost and $4.6 million Fair Value as of December 31, 2024.
2    Other includes one loan at NewtekOne at $1.5 million Cost and $0.6 million Fair Value as of June 30, 2025, and one loan at $2.0 million Cost and $1.1 million Fair Value as of December 31, 2024.

Loans HFI, at amortized cost, net of deferred fees and costs
Loans HFI, at amortized cost, net of deferred fees and costs, includes unguaranteed portions of SBA 7(a) loans, CRE, and C&I loans originated and held by Newtek Bank. The following table shows the Company’s loan portfolio by loan type for loans HFI, at amortized cost:

	Loans HFI, at Amortized Cost
	June 30, 2025	December 31, 2024
SBA	$470,268	$380,981
CRE	244,052	191,831
C&I	51,332	47,558
Total Loans	765,652	620,370
Deferred fees and costs, net	2,175	1,281
Loans held for investment, at amortized cost, net of deferred fees and costs	$767,827	$621,651
Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of June 30, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$12,819	$11,797	$—	$70,754	$95,370	$230,743	$326,113

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$23,158	$18,400	$9,268	$67,304	$118,130	$251,616	$369,746

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of June 30, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$9,582	$5,204	$—	$42,334	$57,120	$413,148	$470,268
CRE	897	—	—	2,350	3,247	240,805	244,052
C&I	4,747	77	—	1,265	6,089	45,243	51,332
Total, at amortized cost	$15,226	$5,281	$—	$45,949	$66,456	$699,196	$765,652
Deferred fees and costs							2,175
Total, at amortized cost net of deferred fees and costs							$767,827
Allowance for credit losses							(42,625)
Total, at amortized cost, net							$725,202

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$11,264	$9,046	$—	$21,706	$42,016	$338,965	$380,981
CRE	—	—	—	2,635	2,635	189,196	191,831
C&I	275	—	—	—	275	47,283	47,558
Total, at amortized cost	$11,539	$9,046	$—	$24,341	$44,926	$575,444	$620,370
Deferred fees and costs							1,281
Total, at amortized cost net of deferred fees and costs							$621,651
Allowance for credit losses							(30,233)
Total, at amortized cost, net							$591,418

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

The following tables present asset quality indicators by portfolio class and origination year at June 30, 2025 and December 31, 2024:

June 30, 2025	Term Loans HFI by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$—	$21,135	$96,073	$33,388	$102,123	$252,719
Risk Grades 5-6	—	—	3,416	19,888	7,314	42,575	73,193
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	22	141	—	38	201
Total	$—	$—	$24,573	$116,102	$40,702	$144,736	$326,113
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$104,390	$202,686	$92,141	$—	$—	$—	$399,217
Risk Grades 5-6	317	23,828	32,482	—	—	—	56,627
Risk Grade 7	40	5,846	7,314	—	—	—	13,200
Risk Grade 8	—	429	795	—	—	—	1,224
Total	$104,747	$232,789	$132,732	$—	$—	$—	$470,268
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$61,941	$51,638	$25,571	$31,269	$15,660	$53,884	$239,963
Risk Grades 5-6	—	—	—	1,739	—	2,350	4,089
Risk Grade 7	—	—	—	—	—	—	—
Total	$61,941	$51,638	$25,571	$33,008	$15,660	$56,234	$244,052
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$24,766	$20,929	$4,329	$—	$—	$—	$50,024
Risk Grades 5-6	—	688	43	—	—	—	731
Risk Grade 7	—	577	—	—	—	—	577
Total	$24,766	$22,194	$4,372	$—	$—	$—	$51,332
Total	$191,454	$306,621	$187,248	$149,110	$56,362	$200,970	$1,091,765

December 31, 2024	Term Loans HFI by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$24,061	$112,058	$40,641	$20,379	$102,569	$299,708
Risk Grades 5-6	—	3,469	18,592	5,365	3,188	39,225	69,839
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	144	17	22	16	199
Total	$—	$27,530	$130,794	$46,023	$23,589	$141,810	$369,746
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$224,958	$110,735	$—	$—	$—	$—	$335,693
Risk Grades 5-6	7,475	32,753	—	—	—	—	40,228
Risk Grade 7	588	4,132	—	—	—	—	4,720
Risk Grade 8	85	255	—	—	—	—	340
Total	$233,106	$147,875	$—	$—	$—	$—	$380,981
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$51,889	$25,697	$33,235	$15,763	$395	$60,614	$187,593
Risk Grades 5-6	—	—	—	—	883	3,355	4,238
Risk Grade 7	—	—	—	—	—	—	—
Total	$51,889	$25,697	$33,235	$15,763	$1,278	$63,969	$191,831
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$44,251	$1,532	$—	$—	$—	$1,500	$47,283
Risk Grades 5-6	—	275	—	—	—	—	275
Risk Grade 7	—	—	—	—	—	—	—
Total	$44,251	$1,807	$—	$—	$—	$1,500	$47,558
Total	$329,246	$202,909	$164,029	$61,786	$24,867	$207,279	$990,116

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the six months ended June 30, 2025 and 2024:

	June 30, 2025				June 30, 2024
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,430	$315	$28,488	$30,233	$1,408	$314	$10,852	$12,574
Charge offs	—	(267)	(9,946)	(10,213)	(236)	—	(934)	(1,170)
Recoveries	—	—	17	17	—	—		—
Provision for credit losses[1]	615	1,492	20,481	22,588	186	(99)	9,607	9,694
Ending balance	$2,045	$1,540	$39,040	$42,625	$1,358	$215	$19,525	$21,098

1     Excludes $34 thousand and $120 thousand of Provision for credit losses relating to unfunded commitments for the six months ended June 30, 2025 and June 30, 2024, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The following table details activity in the ACL for the three months ended June 30, 2025 and 2024:

	June 30, 2025				June 30, 2024
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,837	$609	$36,203	$38,649	$1,278	$297	$14,551	$16,126
Charge offs	—	(267)	(4,815)	(5,082)	(236)	—	(564)	(800)
Recoveries	—	—	13	13	—	—	—	—
Provision for credit losses[1]	208	1,198	7,639	9,045	316	(82)	5,538	5,772
Total	$2,045	$1,540	$39,040	$42,625	$1,358	$215	$19,525	$21,098
1    Excludes $72 thousand and $27 thousand of Provision for credit losses relating to unfunded commitments for the three months ended June 30, 2025 and 2024, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The Company identified 322 and 145 loans as of June 30, 2025 and December 31, 2024, respectively, that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	June 30, 2025				December 31, 2024
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$809	$11,784	$12,593	$—	$—	$7,019	$7,019
Collectively Evaluated	2,045	731	27,256	30,032	1,430	315	21,469	23,214
Total	$2,045	$1,540	$39,040	$42,625	$1,430	$315	$28,488	$30,233

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	June 30, 2025				December 31, 2024
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$18,151	$1,265	$36,295	$55,711	$2,635	$—	$21,706	$24,341
Collectively Evaluated	225,901	50,067	433,973	709,941	189,196	47,558	359,275	596,029
Total	$244,052	$51,332	$470,268	$765,652	$191,831	$47,558	$380,981	$620,370

The amortized cost basis of loans on nonaccrual status and the individually assessed ACL are as follows:

	June 30, 2025			December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$10,389	$25,906	$11,784	$7,264	$14,444	$7,019
CRE	18,151	—	—	2,635	—	—
C&I	—	1,265	809	—	—	—
Total	$28,540	$27,171	$12,593	$9,899	$14,444	$7,019

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	June 30, 2025				December 31, 2024
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA	$28,564	$7,731	$36,295	$11,784	$19,586	$2,120	$21,706	$7,019
CRE	18,151	—	18,151	—	2,635	—	2,635	—
C&I	688	577	1,265	809	—	—	—	—
Total	$47,403	$8,308	$55,711	$12,593	$22,221	$2,120	$24,341	$7,019

Accrued interest on loans totaled $16.6 million and $15.5 million as of June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

During the three months ended June 30, 2025, the Company executed one loan modification involving a borrower experiencing financial difficulty, with an amortized cost basis of $0.25 million. The modification resulted in an other-than-insignificant delay in payments; however, the Company expects to receive all contractual principal and interest. The terms of the modification did not include principal forgiveness, term extension, or interest rate reductions.

No other loan modifications to borrowers experiencing financial difficulty were executed during the three and six months ended June 30, 2025 and 2024.

Loans held for sale, at fair value

	June 30, 2025	December 31, 2024
SBA 504 First Lien	$143,658	$128,255
SBA 504 Second Lien	29,344	26,678
SBA 7(a)	184,480	4,855
SBA 7(a) Partials[1]	19,106	—
ALP	138,021	212,498
Loans held for sale, at fair value	$514,609	$372,286
1    Reclassified from Loans held for sale, at LCM

The following tables summarize the aging of accrual and non-accrual loans HFS, at fair value by class:

	As of June 30, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$1,965	$29,514	$7,349	$5,515	$44,343	$332,245	$376,588
ALP, at fair value	—	—	1,656	—	1,656	136,365	138,021
Total	$1,965	$29,514	$9,005	$5,515	$45,999	$468,610	$514,609

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$29,119	$13,367	$—	$250	$42,736	$117,052	$159,788
ALP, at fair value	—	2,492	—	—	2,492	210,006	212,498
Total	$29,119	$15,859	$—	$250	$45,228	$327,058	$372,286

Loans held for sale, at LCM

	June 30, 2025	December 31, 2024
SBA 504 First Lien	$26,044	$36,783
SBA 504 Second Lien	6,247	8,203
SBA 7(a) Partials[1]	—	13,817
Loans held for sale, at LCM	$32,291	$58,803
1    Reclassified to Loans held for sale, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFS, at LCM by class:

	As of June 30, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$1,574	$—	$2,505	4,079	$28,212	$32,291

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$2,164	$1,099	$—	$—	$3,263	$55,540	$58,803

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Due to affiliated companies[1]	$250	$242
Due from affiliated companies[2]	(1)	—
Total due to/due from affiliated companies	$251	$242
1    Included within Accounts payable, accrued expenses, and other liabilities
2    Included within Other assets

Transactions with joint ventures and other non-control investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and other non-control equity investments.

The following table summarizes the income earned from our joint ventures and other non-control investments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Servicing income	$441	$522	$935	$870
Dividend income	600	360	2,286	739
Total income	$1,041	$882	$3,221	$1,609

Expenses	2,563	—	3,892	—

Net income/(expense)	$(1,522)	$882	$(671)	$1,609

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
FDIC insured deposits	$4,297	$4,732
Non-FDIC insured deposits	1,115	1,098
Total deposits from related parties and their affiliated companies	$5,412	$5,830

NOTE 7—SERVICING ASSETS:
Servicing assets held by NSBF are measured at fair value and the Company performs valuations on a quarterly basis. Servicing assets held by Newtek Bank, including Newtek Bank’s subsidiary SBL, are measured at lower of cost or market where the assets are initially recorded at fair value, then subsequently amortized, and assessed for impairment each reporting period.
The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, for the unguaranteed portions of SBA 7(a) loans in the NSBF sponsored securitizations, and for the portfolios of ALP loans SBL services for the NCL JV, TSO JV and Newtek ALP Holdings sponsored securitizations.
The following table summarizes the unpaid principle balance of loans serviced at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
SBA 7(a)	$1,843,101	$1,996,715
ALP	374,619	169,842
504	12,411	12,475
Total loans serviced	$2,230,131	$2,179,032
The following table summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$18,384				$22,062
Discount factor[1]		12.00%	12.00%	12.00%		12.00%	12.00%	12.00%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		21.00%	21.00%	21.00%		21.00%	21.00%	21.00%
Servicing assets at LCM:	31,831				24,195
Discount factor[1]		11.24%	11.00%	12.00%		12.97%	12.00%	13.50%
Cumulative prepayment rate		35.84%	22.50%	40.00%		34.65%	22.50%	75.00%
Average cumulative default rate		16.43%	15.00%	21.00%		18.90%	5.00%	20.00%
Total	$50,215				$46,257
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 9—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets, at fair value. The following tables show a rollforward of servicing assets, at LCM for the six months ended June 30, 2025 and 2024:

Servicing Assets, at LCM	June 30, 2025	June 30, 2024
Balance at beginning of the period	$24,195	$10,389
Amortization[1]	(4,329)	(1,805)
Additions[2]	11,965	10,310
Impairment assessment	—
Balance at end of the period	$31,831	$18,894
1    Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2    Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing income earned for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Servicing income	$6,054	$4,607	$11,579	$9,964

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes the carrying amount of goodwill:

	June 30, 2025	December 31, 2024
Banking	$271	$271
Payments	13,814	13,814
Total goodwill	$14,085	$14,085

Banking: The goodwill in the banking segment was generated from the Acquisition, representing the excess of the purchase price over the fair value of the net assets acquired.

Payments: The goodwill in the payments segment was generated from acquisitions by the legal entities within this segment prior to the consolidation of those entities into NewtekOne following the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At June 30, 2025			At December 31, 2024
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Banking - Core Deposits	$1,040	$(453)	$587	$1,040	$(373)	$667

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

Amortization expense for the three and six months ended June 30, 2025 and 2024 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$43	$194	$86	$401

The remaining estimated aggregate future amortization expense for intangible assets as of June 30, 2025 is as follows:

Amortization Expense
2025	$75
2026	135
2027	114
2028	94
2029	73
Thereafter	96
Total	$587

NOTE 9—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements at June 30, 2025
	Total	Level 1		Level 2	Level 3
Assets:
Debt securities available-for-sale, at fair value
U.S. Treasury notes	$14,245	$14,245		$—	$—
Loans held for sale, at fair value	514,609	—		203,586	311,023
Loans held for investment, at fair value	326,113	—		—	326,113
Individually evaluated loans[1]	55,711	—		—	55,711
Other real estate owned[2]	5,176	—		—	5,176
Residuals in securitizations, at fair value[3]	77,701	—		—	77,701
Servicing assets, at fair value	18,384	—		—	18,384
Servicing assets, at LCM[1]	31,831	—		—	31,831
Joint ventures and other non-control investments, at fair value	68,121	7,560	[5]	—	60,561
Derivative instruments[1,3]	—	—		—	—
Total assets measured at fair value	$1,111,891	$21,805		$203,586	$886,500
Liabilities:
Equity warrants[3,4]	$64	$—		$—	$64
Derivative instruments[3,4]	821	—		821	—
Total liabilities measured at fair value	$885	$—		$821	$64
1    Non-recurring.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
4    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
5    Four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.89 on June 30, 2025.

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$23,916	$23,916	$—	$—
Loans held for sale, at fair value	372,286	—	—	372,286
Loans held for investment, at fair value	369,746	—	—	369,746
Other real estate owned[1]	3,764	—	—	3,764
Servicing assets, at fair value	22,062	—	—	22,062
Joint ventures and other non-control investments	57,678	—	—	57,678
Assets held for sale[2]	21,308	—	—	21,308
Derivative instruments[1,3]	715	—	715	—
Total assets measured at fair value	$871,475	$23,916	$715	$846,844
Liabilities:
Equity warrants[3,4]	$133	$—	$—	$133
Total liabilities measured at fair value	$133	$—	$—	$133
1    Included in Other assets on the Consolidated Statements of Financial Condition.
2    Non-recurring.
3    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
4    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Non-Control Investments	Residuals in Securitizations, at FV	Servicing Assets, at FV	Equity Warrants[1]	Other Real Estate Owned[2]
Fair value, December 31, 2024	$369,746	$372,286	$57,678	$—	$22,062	$133	$3,764
Reclasses between loans at FV and LCM	—	7,133	—	—	—	—	—
Reclasses between loans HFS and HFI	—	—	—	—	—	—	—
Sales	130	(251,089)	—	—	—	—	(718)
Principal payments received	(35,061)	(1,703)	—	—	—	—	—
Foreclosed real estate acquired	(2,425)	—	—	—	—	—	2,425
SBA loans, funded	—	47,411	—	—	—	—	—
ALP loans, funded	—	146,775	—	—	—	—	—
Purchases and repurchases of loans	1,071	—	—	—	—	—	—
Residuals in securitizations, notional				32,481
Additions[3]	—	—	2,908	—	—	—	—
Capital contributions/(distributions)	—	—	71	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	(22)	(4,934)	(96)	45,220	—	(69)	(295)
Other factors	(7,326)	—	—		(3,678)	—	—
Transfers out of Level 3[4]	—	(4,856)	—	—	—	—	—
Fair value, June 30, 2025	$326,113	$311,023	$60,561	$77,701	$18,384	$64	$5,176
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Investment in IPM.
4    As of April 1, 2025, the Company is using broker quotes to calculate the fair value of its unguaranteed portions of its SBA 7(a) loans moving them from Level 3 to Level 2.

	Six Months Ended June 30, 2024
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Non-Control Investments	Servicing Assets, at FV	Equity Warrants[1]	Other Real Estate Owned[2]
Fair value, December 31, 2023	$469,801	$118,867	$41,587	$29,336	$141	$1,110
Reclasses between loans HFS and HFI	—	—	—	—	—	—
Sales	(5,048)	(123,444)	—	—	—	(304)
Principal payments received	(41,275)	(6,288)	—	—	—	—
Foreclosed real estate acquired	(1,972)	—	—	—	—	1,972
SBA loans, funded	66	8,640	—	—	—	—
ALP loans, funded	—	125,575	—	—	—	—
Mortgage loans, funded	—	50,806	—	—	—	—
Additions	—	—	—	—	—	—
Purchases and repurchases of loans	—	—	—	—	—	—
Capital contributions/(distributions)	—	—	25,526	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	—	5,557	3,430	612	(42)	(166)
Other factors	(5,679)	26	—	(4,209)	—	—
Fair Value, June 30, 2024	$415,893	$179,739	$70,543	$25,739	$99	$2,612
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2025 and December 31, 2024. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2025 and December 31, 2024.

	Fair Value as of		Weighted	Range
	June 30, 2025	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$255,359	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$70,754	Market yields	7.42%	7.42%	7.42%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$311,023	Market yields	6.94%	6.49%	8.19%
		Cumulative prepayment rate	55.56%	50.00%	65.00%
		Average cumulative default rate	8.71%	5.00%	15.00%
Joint ventures and other non-control investments	$60,561	Market yields	7.48%	7.58%	12.00%
		Cost of equity	12.00%	8.00%	16.00%
		Weighted average cost of capital	8.58%	6.00%	22.12%
Residuals in Securitizations, at FV	$77,701	Market yields	7.69%	7.69%	7.69%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	10.00%	9.00%	11.00%
Servicing assets, at FV	$18,384	Market yields	12.00%	12.00%	12.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Other real estate owned, at FV	$5,176	Appraised value	N/A	N/A	N/A
Liabilities:
Equity warrants	$64	Expected volatility	40.00%	40.00%	40.00%
		Dividend yield	6.70%	6.70%	6.70%
		Risk free rate	4.03%	4.03%	4.03%

	Fair Value as of		Weighted	Range
	December 31, 2024	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$302,442	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$67,304	Market yields	7.30%	7.30%	7.30%
		Cumulative prepayment rate	—%	—%	—%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$372,286	Market yields	7.62%	7.08%	8.18%
		Cumulative prepayment rate	59.78%	50.00%	70.00%
		Average cumulative default rate	9.89%	5.00%	15.00%
Joint ventures and other non-control investments	$57,678	Market yields	8.40%	8.00%	12.00%
		Cost of equity	11.00%	8.00%	14.00%
		Weighted average cost of capital	7.72%	6.00%	23.98%
Servicing assets, at FV	$22,062	Market yields	12.00%	12.00%	12.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Assets held for sale	$21,308	Present value factor	90.70%	89.50%	93.20%
		Discount rate	10.23%	7.27%	11.71%
Other real estate owned	$3,764	Appraised value	N/A	N/A	N/A
Liabilities:
Equity warrants	$133	Expected volatility	48.00%	48.00%	48.00%
		Dividend yield	6.00%	6.00%	6.00%
		Risk free rate	4.52%	4.52%	4.52%

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	June 30, 2025
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$10,124	$10,124	$—	$—	$10,124
Restricted cash	23,152	23,152	—	—	23,152
Interest bearing deposits in banks	180,013	180,013	—	—	180,013
Debt securities available-for-sale, at FV	14,245	14,245	—	—	14,245
Loans HFS, at FV	514,609	—	203,586	311,023	514,609
Loans HFS, at LCM	32,291	—	—	32,291	32,291
Loans HFI, at FV	326,113	—	—	326,113	326,113
Loans HFI, at amortized cost, net of deferred fees and costs	767,827	—	—	772,273	772,273
Federal Home Loan Bank and Federal Reserve Bank stock	3,937	—	3,937	—	3,937
Joint ventures and other non-control investments, at FV	68,121	7,560	—	60,561	68,121
Residuals in securitizations, at FV	77,701	—	—	77,701	77,701
Financial Liabilities:
Time deposits	437,148	—	438,121	—	438,121
Borrowings	657,327	—	299,944	360,430	660,374

	December 31, 2024
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,941	$6,941	$—	$—	$6,941
Restricted cash	28,226	28,226	—	—	28,226
Interest bearing deposits in banks	346,207	346,207	—	—	346,207
Debt securities available-for-sale, at FV	23,916	23,916	—	—	23,916
Loans HFS, at FV	372,286	—	—	372,286	372,286
Loans HFS, at LCM	58,803	—	—	58,856	58,856
Loans HFI, at FV	369,746	—	—	369,746	369,746
Loans HFI, at amortized cost, net of deferred fees and costs	621,651	—	—	668,687	668,687
Federal Home Loan Bank and Federal Reserve Bank stock	3,585	—	3,585	—	3,585
Joint ventures and other non-control investments, at FV	57,678	—	—	57,678	57,678
Financial Liabilities:
Time deposits	409,251	—	410,442	—	410,442
Borrowings	708,041	—	306,549	413,818	720,367

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	June 30, 2025	December 31, 2024
Non-interest-bearing:
Demand	$41,034	$11,142
Interest-bearing:
Checking	129,524	103,978
Money market	65,248	62,001
Savings	410,874	386,680
Time deposits	437,148	409,251
Total interest-bearing	1,042,794	961,910
Total deposits	$1,083,828	$973,052

Time deposits, money market, and interest-bearing checking obtained through brokers	$42,120	$27,100
Aggregate amount of deposit accounts that exceeded the FDIC limit	$147,855	$140,679
Demand deposit overdrafts reclassified as loan balances	$11	$17
Certificates of deposit in excess of $0.25 million	$106,881	$99,231

The following table summarizes the scheduled maturities of time deposits:

2025	$169,565
2026	225,396
2027	31,556
2028	10,492
2029	117
Thereafter	22
Total time deposits	$437,148

NOTE 11—BORROWINGS:

At June 30, 2025 and December 31, 2024, the Company had borrowings composed of the following:

	June 30, 2025			December 31, 2024
	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate
Bank Borrowings[1]:
NMS Webster Note	$54,871	$40,730	6.92%	$54,871	$32,688	7.30%
SPV I Capital One Facility[2]	60,000	7,491	7.17%	60,000	21,192	7.22%
SPV II Deutsche Bank Facility	170,000	37,701	7.52%	120,000	54,036	7.57%
SPV III One Florida Bank Facility	30,000	30,000	8.50%	30,000	23,011	8.50%
FHLB Advances[3]	14,000	8,370	2.82%	20,000	15,330	2.19%
Parent Company Notes[1]:
2025 Notes[4]	—	—	5.00%	30,000	29,913	5.00%
2026 Notes	115,000	114,641	5.50%	115,000	114,282	5.50%
2027 Notes[5]	50,000	49,952	8.125%	50,000	49,944	8.125%
2028 Notes	40,000	38,900	8.00%	40,000	38,726	8.00%
2029 Notes	71,875	69,878	8.50%	71,875	69,622	8.50%
2029 Notes	75,000	72,906	8.625%	75,000	72,662	8.625%
2030 Notes[6]	30,000	29,319	8.375%	—	—	—%
Notes payable - Securitization Trusts[1]	159,635	157,439	6.80%	189,231	186,635	7.32%
Total borrowings	$870,381	$657,327	7.29%	$855,977	$708,041	7.22%
1    Net of deferred financing costs.
2    Total commitments were increased to $100.0 million as of July 28, 2025. Refer to NOTE 19—SUBSEQUENT EVENTS: SPV I Facility.
3    At June 30, 2025 and December 31, 2024, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.02 million and $0.04 million purchase accounting adjustment, respectively.
4    On March 31, 2025, the 2025 5.00% Notes matured.
5    Effective December 11, 2024, the Company entered into Note Amendment and Exchange Agreements (the “Amendment and Exchange Agreements”) with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.
6    On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025.

Outstanding borrowings that are presented net of deferred financing costs, which include the bank borrowings, the Parent Company Notes, and the Notes payable - Securitization Trusts, consisted of the following:

	June 30, 2025			December 31, 2024
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Bank Borrowings:
NMS Webster Note	$40,900	$(170)	$40,730	$32,894	$(206)	$32,688
SPV I Capital One Facility	7,540	(49)	7,491	21,300	(108)	21,192
SPV II Deutsche Bank Facility	38,341	(640)	37,701	54,800	(764)	54,036
SPV III One Florida Bank Facility	30,000	—	30,000	23,075	(64)	23,011
Parent Company Notes:
2025 Notes (5.00%)[2]	—	—	—	30,000	(87)	29,913
2026 Notes (5.50%)	115,000	(359)	114,641	115,000	(718)	114,282
2027 Notes (8.125%)[3]	50,000	(48)	49,952	50,000	(56)	49,944
2028 Notes (8.00%)	40,000	(1,100)	38,900	40,000	(1,274)	38,726
2029 Notes (8.50%)	71,875	(1,997)	69,878	71,875	(2,253)	69,622
2029 Notes (8.625%)	75,000	(2,094)	72,906	75,000	(2,338)	72,662
2030 Notes (8.375%)	30,000	(681)	29,319	—	—	—
Notes Payable - Securitization Trusts	159,635	(2,196)	157,439	189,231	(2,596)	186,635
1    Net of deferred financing costs.
2     On March 31, 2025, the 2025 5.00% Notes matured.
3    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.
2030 Notes

On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The offering was consummated pursuant to the terms of a purchase agreement dated March 19, 2025 among the Company and eleven institutional accredited investors (each a “Purchaser”). Pursuant to the purchase agreement, the 2030 Notes were issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes are scheduled to mature on April 1, 2030 and can be redeemed in whole or in part at any time, at a make-whole price prior to January 1, 2030, or at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025. Total net proceeds received after deducting structuring fees and estimated offering expenses was approximately $29.25 million.

Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest expense	$13,238	$13,362	$27,350	$25,947

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability[3]	Maturity (years)	Notional[1]	Asset[2]	Liability[3]	Maturity (years)
5-year Treasury Futures	$(92,919)	$—	$821	0.25 years	$(153,049)	$715	$—	0.25 years
1    Shown as a negative number when the position is sold short.
2     Shown in Other assets in the accompanying Consolidated Statements of Financial Condition.
3    Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other noninterest income in the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$219	$(1,322)	$(386)	$755	$(1,536)	$(2,190)	$206	$487
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

The following summarizes the Company’s obligations and commitments, as of June 30, 2025 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2025	$304	$1,170	$1,474
2026	499	702	1,201
2027	329	—	329
2028	242	—	242
2029	249	—	249
Thereafter	2,237	—	2,237
Total	$3,860	$1,872	$5,732
1    Employment agreements with the Company’s named executive officers

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

Unfunded Commitments

At June 30, 2025, the Company had $100.1 million of unfunded commitments consisting of $21.2 million in connection with its SBA 7(a) loans, $70.4 million in connection with its SBA 504 loans, and $8.6 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

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

Common Stock

ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into an ATM equity distribution agreement (the “Original ATM Equity Distribution Agreement”). The Original ATM Equity Distribution Agreement provided that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents thereunder (the “ATM Program”). The Original ATM Equity Distribution Agreement was amended and restated on June 6, 2025 (the “Amended and Restated Equity Distribution Agreement”). The Amended and Restated Equity Distribution Agreement provides that the Company may offer and sell up to 5.0 million shares of Common Stock from time to time through the placement agents thereunder (inclusive of shares of Common Stock sold under the Original ATM Distribution Agreement) and added certain additional placement agents. The Company may, subject to market conditions, engage in activity under the ATM Program.

The following table summarizes the total shares sold and net proceeds received under the ATM Program:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Shares sold	—	1,100
Net weighted average price per share	$—	$12.56
Net proceeds	$—	$13,818
Placement agent fees paid	$—	$282

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

The following table summarizes the total shares repurchased and net proceeds received under the stock repurchase program:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Shares repurchased	16	—	16	—
Net weighted average price per share	$10.42	$—	$10.42	$—
Net proceeds	$167	$—	$167	$—
Dividends and Distributions

The Company’s dividends and distributions on the Preferred Stock are recorded on the declaration date. The following table summarizes dividend declarations and distributions on the Series A Preferred Stock during the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Six months ended June 30, 2025
March 31, 2025	March 30, 2025	April 1, 2025	$20.00	$400
June 30, 2025	June 30, 2025	July 1, 2025	$20.00	$400

Six months ended June 30, 2024
March 19, 2024	March 28, 2024	April 1, 2024	$20.00	$400
June 27, 2024	June 28, 2024	July 1, 2024	$20.00	$400

The Company’s dividends and distributions on the Common Stock are recorded on the declaration date. Effective December 8, 2023, the Company terminated the DRIP. The following table summarizes the Company’s dividend declarations and distributions, including dividend shares issued on vested restricted stock awards, during the six months ended June 30, 2025 and 2024:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	Dividend Shares Issued on Unvested RSAs
Date Declared					#	$
Six months ended June 30, 2025
March 31, 2025	April 15, 2025	April 30, 2025	$0.19	$4,835	35	$367
June 25, 2025	July 9, 2025	July 21, 2025	$0.19	$4,846	—	$—

Six months ended June 30, 2024
March 19, 2024	April 1, 2024	April 15, 2024	$0.19	$4,617	6	$71
June 27, 2024	July 9, 2024	July 19, 2024	$0.19	$4,827	5	$78

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income available to common shareholders	$13,303	$10,545	$22,270	$19,795
Weighted-average basic shares outstanding	25,167	24,599	25,162	24,443
Basic earnings per share	$0.53	$0.43	$0.89	$0.81
Diluted earnings per share:
Net income, for diluted earnings per share	$13,303	$10,545	$22,270	$19,795
Add: Preferred dividends on dilutive Series A convertible preferred stock¹	—	—	—	—
Net income, for diluted earnings per share	$13,303	$10,545	$22,270	19,795
Total weighted-average basic shares outstanding	25,167	24,599	25,162	24,443
Add effect of dilutive restricted stock awards²	481	107	446	99
Total weighted-average diluted shares outstanding³	25,648	24,706	25,608	24,542
Diluted earnings per share	$0.52	$0.43	$0.87	$0.81
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	998	998	998	1,002
1    For periods presented, the Series A convertible preferred stock was anti-dilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
2    Incremental diluted shares from restricted stock awards under the treasury stock method.
3    For the three and six months ended June 30, 2025 and June 30, 2024, the warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.

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

	2023 Plan[1]	2015 Plan
Restricted Stock authorized under the plan[2]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2021 and prior	—	(438)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Year ended December 31, 2024	(497)	—
Six months ended June 30, 2025	(9)	—
Total net restricted stock (granted)/forfeited	(588)	(661)
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

Details of the Company’s outstanding shares related to restricted stock awards as of June 30, 2025 and December 31, 2024 are outlined below:

	June 30, 2025	December 31, 2024
Shares outstanding related to grants of restricted stock awards	764	771
Weighted average grant date fair value of awards	$14.37	$14.51
Additional shares outstanding related to dividends on awards	83	59

As of June 30, 2025 and December 31, 2024, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows:

	June 30, 2025	December 31, 2024
Unrecognized compensation expense on unvested awards	$3,116	$5,929
Weighted-average period of unrecognized compensation expense	0.9 years	1.0 year
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

The following table summarizes the Company’s ESPP activity from inception through June 30, 2025:

	Six Months Ended June 30, 2025		Year Ended December 31, 2024
	Offering Period	Total	Offering Period			Total
Commencement date	4/1/2025		10/1/2024	4/1/2024	10/1/2023
End date	6/15/2025		12/15/2024	9/15/2024	3/15/2024
Shares purchased	9	9	5	10	5	20
Weighted average share price	$9.40	$9.40	$11.03	$10.21	$9.83	$10.32
Total purchased, net of discount	$80	$80	$55	$101	$51	$207

The ESPP share activity is as follows:

Shares
ESPP shares authorized under the plan	200
ESPP shares purchased during:
Year ended December 31, 2023	(4)
Year ended December 31, 2024	(20)
Period ended June 30, 2025	(13)
Available for future purchases, June 30, 2025	163

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock awards	$1,533	$650	$3,361	$1,331
ESPP	23	6	29	12
Total compensation cost recognized for stock-based compensation plans	$1,556	$656	$3,390	$1,343

NOTE 17—INCOME TAXES:

Effective Tax Rate

The effective tax rate was 24.16% and 26.14% for the six months ended June 30, 2025 and June 30, 2024, respectively. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2025, due primarily to the recognition of the difference in basis in the Company’s investment in NTS and state taxes. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2024, due primarily due to state taxes.

The effective tax rate was 27.00% and 26.00% for the three months ended June 30, 2025 and June 30, 2024, respectively. The effective tax rate differs from the federal tax rate of 21% for the three months ended June 30, 2025 and June 30, 2024 primarily due to state taxes.

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

Alternative Lending

Alternative Lending includes NALH (Newtek ALP Holdings) and its subsidiaries. The Company has originated loans under its Alternative Lending Program (ALP) since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in the ALP, the Company’s subsidiary Newtek ALP Holdings (NALH) also originates ALP loans designated as HFI. The Company does not expect any significant changes to the underwriting or terms of loans in its ALP.

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

Former Reportable Segment

Technology

NTS provided website hosting, web design and development, dedicated server hosting, cloud hosting, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services including consulting and implementing technology solutions for enterprise and commercial clients across the U.S. As a result of commitments made to the Federal Reserve in connection with the Acquisition, the Company divested of NTS on January 2, 2025. As a result of the Company’s completion of the NTS Sale, Technology will no longer be reported as a reportable segment. See NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

The following tables provide financial information for the Company's segments:

As of and for the six months ended June 30, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$47,091	$(4)	$14,037	$(33)	$13,350	$(256)	$1,135	$(1,108)	$714	$(518)	$74,408
Interest expense	19,789	(399)	4,031	—	6,547	—	1,282	(33)	16,822	(1,487)	46,552
Net interest income/(loss)	27,302	395	10,006	(33)	6,803	(256)	(147)	(1,075)	(16,108)	969	27,856
Provision for loan credit losses	22,622	—	—	—	—	—	—	—	—	—	22,622
Net interest income after provision for loan credit losses	4,680	395	10,006	(33)	6,803	(256)	(147)	(1,075)	(16,108)	969	5,234
Noninterest income	70,491	(14,310)	33,458	—	(5,283)	—	24,028	(1,274)	46,442	(44,879)	108,673
Electronic payment processing expense	—	—	—	—	—	—	9,566	(775)	84	—	8,875
Salaries and employee benefits expense	29,199	(2,311)	656	(656)	242	231	4,501	(717)	9,854	3,452	44,451
Professional services expense	2,567	—	166	—	967	—	182	—	3,857	—	7,739
Other loan origination and maintenance expense	12,104	(7,459)	2,954	(2,181)	6,725	(4,620)	—	—	225	(44)	7,704
Depreciation and amortization	86	—	—	—	155	—	179	—	—	—	420
Other general and administrative costs	7,278	(197)	1,561	(43)	2,159	(3)	1,112	(182)	2,935	(323)	14,297
Income before taxes	23,937	(3,948)	38,127	2,847	(8,728)	4,136	8,341	(675)	13,379	(46,995)	30,421
Income tax expense (benefit)	5,645	(5,645)	—	—	—	—	(3)	—	1,709	5,645	7,351
Net income	$18,292	$1,697	$38,127	$2,847	$(8,728)	$4,136	$8,344	$(675)	$11,670	$(52,640)	$23,070

Assets	$1,372,995	$(38,485)	$413,702	$(69,549)	$438,939	$(61,517)	$72,685	$(45,364)	$654,543	$(611,732)	$2,126,217
Goodwill & intangible assets	$858		$—		$—		$13,814		$—		$14,672
Amortization of intangible assets	$86		$—		$—		$—		$—		$86

As of and for the six months ended June 30, 2024
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$30,064	$—	$6,283	$(5)	$1	$(1)	$20,023	$(212)	$1,164	$(1,140)	$1,223	$(980)	$56,420
Interest expense	13,032	(311)	2,208	—	—	—	11,654	—	1,559	(44)	12,273	(1,983)	38,388
Net interest income/(loss)	17,032	311	4,075	(5)	1	(1)	8,369	(212)	(395)	(1,096)	(11,050)	1,003	18,032
Provision for loan credit losses	9,814	—	—	—	—	—	—	—	—	—	—	—	9,814
Net interest income after provision for loan credit losses	7,218	311	4,075	(5)	1	(1)	8,369	(212)	(395)	(1,096)	(11,050)	1,003	8,218
Noninterest income	64,903	(13,353)	16,319	—	14,207	(3,224)	(6,630)	—	26,371	(2,296)	23,791	(18,701)	101,387
Technology services expense	—	—	—	—	7,014	(186)	—	—	—	—	—	—	6,828
Electronic payment processing expense	—	—	—	—	—	—	—	—	11,159	(620)	—	—	10,539
Salaries and employee benefits expense	23,797	(1,231)	—	—	4,513	—	264	228	3,994	11	8,727	993	41,296
Professional services expense	1,916	—	102	—	175	—	985	—	366	—	3,764	—	7,308
Other loan origination and maintenance expense	8,870	(6,328)	2,451	(1,654)	6	—	7,556	(5,788)	—	—	194	(48)	5,259
Depreciation and amortization	94	—	—	—	700	—	48	—	184	—	27	—	1,053
Other general and administrative costs	6,214	(1,097)	71	—	1,952	(133)	56	(6)	1,405	(863)	3,140	(1,299)	9,440
Income before taxes	31,230	(4,386)	17,770	1,649	(152)	(2,906)	(7,170)	5,354	8,868	(1,920)	(3,111)	(17,344)	27,882
Income tax expense (benefit)	9,376	(4,035)	—	—	—	—	—	—	—	—	(2,089)	4,035	7,287
Net income	$21,854	$(351)	$17,770	$1,649	$(152)	$(2,906)	$(7,170)	$5,354	$8,868	$(1,920)	$(1,022)	$(21,379)	$20,595

Other Segment Disclosures:
Assets	$840,749	$(23,588)	$289,715	$(82,359)	$21,848	$(888)	$567,783	$(84,192)	$58,316	$(34,344)	$905,718	$(841,754)	$1,617,004
Goodwill & intangible assets	$1,024		$—		$14,945		$—		$13,814		$—		$29,783
Amortization of intangible assets	$401		$—		$—		$—		$—		$—		$401

The following tables provide financial information for the Company's segments:

As of and for the three months ended June 30, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$24,213	$(2)	$5,960	$(23)	$6,390	$(134)	$569	$(555)	$203	$(103)	$36,518
Interest expense	9,651	(211)	1,610	—	3,181	—	653	(16)	8,316	(589)	22,595
Net interest income/(loss)	14,562	209	4,350	(23)	3,209	(134)	(84)	(539)	(8,113)	486	13,923
Provision for loan credit losses	9,117	—	—	—	—	—	—	—	—	—	9,117
Net interest income after provision for loan credit losses	5,445	209	4,350	(23)	3,209	(134)	(84)	(539)	(8,113)	486	4,806
Noninterest income	37,685	(6,999)	13,147	—	(2,035)	—	12,616	(671)	23,497	(20,965)	56,275
Electronic payment processing expense	—	—	—	—	—	—	4,765	(421)	84	—	4,428
Salaries and employee benefits expense	16,350	(1,525)	250	(250)	155	61	2,755	(717)	3,626	2,430	23,135
Professional services expense	1,824	—	99	—	365	—	144	—	1,872	—	4,304
Other loan origination and maintenance expense	5,520	(3,671)	1,321	(1,045)	3,468	(2,261)	—	—	(23)	(22)	3,287
Depreciation and amortization	43	—	—	—	138	—	93	—	—	—	274
Other general and administrative costs	3,577	(107)	829	—	822	(1)	609	(90)	1,411	(169)	6,881
Income before taxes	15,816	(1,487)	14,998	1,272	(3,774)	2,067	4,166	18	8,414	(22,718)	18,772
Income tax expense (benefit)	3,551	—	—	—	—	—	—	—	1,518	—	5,069
Net income	$12,265	$(1,487)	$14,998	$1,272	$(3,774)	$2,067	$4,166	$18	$6,896	$(22,718)	$13,703

Assets	$1,372,995	$(38,485)	$413,702	$(69,549)	$438,939	$(61,517)	$72,685	$(45,364)	$654,543	$(611,732)	$2,126,217
Goodwill & intangible assets	$858		$—		$—		$13,814		$—		$14,672
Amortization of intangible assets	$43		$—		$—		$—		$—		$43

As of and for the three months ended June 30, 2024
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$16,493	$—	$3,562	$(2)	$—	$—	$9,279	$(108)	$619	$(607)	$621	$(504)	$29,353
Interest expense	7,179	(179)	1,364	—	—	—	5,688	—	763	(17)	6,454	(1,025)	20,227
Net interest income/(loss)	9,314	179	2,198	(2)	—	—	3,591	(108)	(144)	(590)	(5,833)	521	9,126
Provision for loan credit losses	5,799	—	—	—	—	—	—	—	—	—	—	—	5,799
Net interest income after provision for loan credit losses	3,515	179	2,198	(2)	—	—	3,591	(108)	(144)	(590)	(5,833)	521	3,327
Noninterest income	34,921	(6,799)	7,889	—	6,889	(1,680)	(5,418)	—	14,622	(1,766)	14,450	(11,088)	52,020
Electronic payment processing expense	—	—	—	—	24	(186)	—	—	6,020	(165)	—	—	5,693
Salaries and employee benefits expense	12,138	(1,231)	—	—	2,268	—	111	228	1,961	11	4,311	993	20,790
Technology services expense	—	—	—	—	3,420	—	—	—	—	—	—	—	3,420
Professional services expense	892	—	—	—	113	—	268	—	239	—	1,231	—	2,743
Other loan origination and maintenance expense	4,859	(3,476)	21	(856)	2	—	3,809	(2,727)	—	—	1,406	(23)	3,015
Depreciation and amortization	46	—	1,316	—	347	—	24	—	87	—	(1,299)	—	521
Other general and administrative costs	2,707	(541)	42	—	974	(72)	211	(3)	699	(426)	1,583	(792)	4,382
Income before taxes	17,794	(1,372)	8,708	854	(259)	(1,422)	(6,250)	2,394	5,472	(1,776)	1,385	(10,745)	14,783
Income tax expense (benefit)	5,341	—	—	—	—	—	—	—	—	—	(1,503)	—	3,838
Net income	$12,453	$(1,372)	$8,708	$854	$(259)	$(1,422)	$(6,250)	$2,394	$5,472	$(1,776)	$2,888	$(10,745)	$10,945

Other Segment Disclosures:
Assets	$840,749	$(23,588)	$289,715	$(82,359)	$21,848	$(888)	$567,783	$(84,192)	$58,316	$(34,344)	$905,718	$(841,754)	$1,617,004
Goodwill & intangible assets	$1,024		$—		$14,945		$—		$13,814		$—		$29,783
Amortization of intangible assets	$194		$—		$—		$—		$—		$—		$194

NOTE 19—SUBSEQUENT EVENTS:

SPV I Facility
Newtek ALP Holdings’ subsidiary (our indirect subsidiary) SPV I maintains a credit facility with Capital One which, as of June 30, 2025 had maximum borrowings of $60.0 million. and on July 28, 2025 was upsized to maximum borrowings of $100.0 million. Capital One’s commitments to fund new amounts terminate in July 2027, with all amounts due under the Facility maturing in July 2028.
H.R. 1 - One Big Beautiful Bill Act
On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing federal tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company is currently evaluating the impact of the Act on its consolidated financial statements; however, the Company does not anticipate a material impact resulting from the Act.
NCL JV
In July 2025, NCL JV notified the trustee of the NCL Business Loan Trust 2022-1 that the NCL Business Loan Trust 2022-1 would be terminated in August 2025 as a result of the Class A Noteholders being re-paid in full.

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

We fund our activities at Newtek Bank primarily through the aforementioned deposit products. We also offer loans outside of our bank (primarily ALP loans that have been funded by our JVs and our non-bank subsidiary Newtek ALP Holdings) that are initially funded with capital and lines of credit and hedged until a sufficient volume is attained at which time the loans are securitized. We are required by law to hold risk retention in securitization transactions, and the majority of our interests in securitizations are designed to absorb first loss on the loans held in the securitization trusts. Historically, we have participated in joint ventures as additional sources of funding and risk diversification for our ALP loans, and these joint ventures have also securitized their loans. We have also continued to actively issue bonds in the public and private capital markets.

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

Conversion to a Financial Holding Company

As of January 6, 2023, we became a financial holding company that, together with our consolidated subsidiaries, provide a wide range of business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market. Effective January 6, 2023, following authorization by our shareholders, we withdrew our previous election to be regulated as a BDC under the 1940 Act. Contemporaneously with withdrawing our election to be regulated as a BDC, on January 6, 2023, we completed the Acquisition of NBNYC, a national bank regulated and supervised by the OCC, pursuant to which we acquired from NBNYC’s shareholders all of the issued and outstanding stock of NBNYC. NBNYC was renamed Newtek Bank and became our wholly owned bank subsidiary. As a result of the Acquisition, we became a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. We no longer qualified as a RIC under Subchapter M of the Code for federal income tax purposes and no longer qualified for accounting treatment as an investment company. As a result, in addition to Newtek Bank and its consolidated subsidiary SBL, the following former portfolio companies and subsidiaries are consolidated non-bank subsidiaries in our financial statements: NSBF; NMS; Mobil Money; NBC; PMT; NIA; TAM; NALH; and POS. In addition, as a result of commitments made to the Federal Reserve, we divested of NTS on January 2, 2025. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

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
Additionally, we and our subsidiaries provide a wide range of business and financial solutions to independent business owner relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans, ALP loans, C&I loans, CRE loans and ABL loans; Electronic Payment Processing, personal and commercial lines Insurance Services, and Payroll and Benefits Solutions to independent business owner relationships nationwide across all industries. With the divestiture of NTS, we no longer provide Managed Technology Solutions to our clients, however, we are currently referring our clients to IPM for its offering of Managed Technology Solutions and earning a finder’s fee pursuant to a referral promotion agreement. We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined independent business owners (SMBs) as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 34 million businesses in the United States. We make loans and provide business and financial solutions to the SMB market through our bank and non-bank subsidiaries. In addition, we now offer the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, the Newtek Advantage provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for PMT clients to make payroll directly from the Newtek Advantage business portal.

The Company has originated loans under its ALP since 2019. These loans have terms between 10 and 25 years, bear fixed interest rates that reset every five years, and have prepayment penalties. The criteria evaluated in underwriting ALP loans and the terms of these loans have been generally consistent over the ALP’s existence. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell the loans to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, we made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor. For example, during the second quarter of 2025, Newtek ALP Holdings closed a securitization backed by $216,564,700 of ALP loans. The Company could also originate ALP loans designated as HFI. The Company does not expect any significant changes to the underwriting or terms of loans in its ALP.

Following the Acquisition, there can be no assurance regarding our continued lending prospects or operations as a financial holding company. See 2024 Form 10-K, “ITEM 1A. RISK FACTORS – Risks Related to Operation as a Financial Holding Company – We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.”

Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”.

Newtek Bank is a national bank and nationally licensed SBA lender under the SBA 7(a) Program, and originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows Newtek Bank to expedite the origination of loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See 2024 Form 10-K, “ITEM 1A. RISK FACTORS - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.” and “ITEM 1A. RISK FACTORS - Risks Related to SBA Lending - A governmental failure to fund the SBA could adversely affect Newtek Bank’s SBA 7(a) loan originations and our results of operations.”

Economic Developments

We have observed and continue to observe commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions. In addition, the conflicts in the Middle East and the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. The ongoing conflicts have negatively affected the global economy and business activity and could have a material adverse effect on our business, financial condition, cash flows and results of operations. The severity and duration of conflicts and their impact on global economic and market conditions are impossible to predict. In 2024, numerous elections were held globally, including the recent U.S. presidential election. The outcomes of the elections are expected to result in changes in policy, which could also have adverse effects on us or the business environment in which we operate more generally. For example, the new U.S. presidential administration has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners, which could adversely affect markets, the business environment and our business. On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing federal tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Income

For the quarterly period ended June 30, 2025, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, technology and IT support income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended June 30, 2025, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned and then securitized by NCL JV, TSO JV and Newtek ALP Holdings. These recurring fees are outlined in servicing agreements and were recorded when earned. In addition, we generated revenue in the form of loan origination fees (packaging and legal fees) as well as loan prepayment and late fees. We recorded such fees related to loans held for sale as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the quarterly period ended June 30, 2025, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, loan origination and servicing expenses, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Discussion and Analysis of Financial Condition

June 30, 2025 vs. December 31, 2024

ASSETS

Total assets at June 30, 2025 were $2.1 billion, an increase of $66.3 million, or 3.2%, compared to total assets of $2.1 billion at December 31, 2024. As of December 31, 2024, the Company held the assets and liabilities of NTS for sale. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Loans

	June 30, 2025	December 31, 2024	Change
Loans held for sale, at fair value	$514,609	$372,286	$142,323
Loans held for sale, at LCM	32,291	58,803	(26,512)
Loans held for investment, at fair value	326,113	369,746	(43,633)
Loans held for investment, at amortized cost, net of deferred fees and costs	767,827	621,651	146,176
Allowance for credit losses	(42,625)	(30,233)	(12,392)
Loans held for investment, at amortized cost, net	725,202	591,418	133,784
Total Loans	$1,598,215	$1,392,253	$205,962

Loans held for sale

Loans HFS, at fair value increased $142.3 million during the six months ended June 30, 2025. The overall increase was primarily the result of holding guaranteed portions of SBA 7(a) loans for longer periods of time as well as new loan originations during 2025, in the amount of $216.8 million in SBA loans, partially offset by a decrease of $74.5 million for ALP loans.

	June 30, 2025	December 31, 2024	Change
SBA 504 First Lien	$143,658	$128,255	$15,403
SBA 504 Second Lien	29,344	26,678	2,666
SBA 7(a)	184,480	4,855	179,625
SBA 7(a) Partials[1]	19,106	—	19,106
Total SBA loans	376,588	159,788	216,800
ALP	138,021	212,498	(74,477)
Loans HFS, at fair value	$514,609	$372,286	$142,323
1    Reclassified from Loans HFS, at LCM

Loans HFS, at LCM decreased $26.5 million during the same period. The overall decrease was primarily the result of new loan originations during 2025, net of sales.

	June 30, 2025	December 31, 2024	Change
SBA 504 First Lien	$26,044	$36,783	$(10,739)
SBA 504 Second Lien	6,247	8,203	(1,956)
SBA 7(a) Partials[1]	—	13,817	(13,817)
Loans HFS, at LCM	$32,291	$58,803	$(26,512)
1    Reclassified to Loans HFS, at fair value

Loans held for investment

At Fair value: Loans HFI, at fair value were $326.1 million at June 30, 2025 compared to $369.7 million at December 31, 2024. The balance consists primarily of SBA 7(a) loans as well as $6.2 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2024 to June 30, 2025, primarily due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans HFI, at amortized cost consist of loans originated at or purchased by Newtek Bank. The $146.2 million increase in loans HFI, at amortized cost is the result of an increase in originations for the six months ended June 30, 2025 over 2024.

Credit Quality: The following table presents an analysis of loans HFI with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	June 30, 2025		December 31, 2024

At Amortized Cost
Current	$699,196	91.3%	$575,444	92.8%
Past Due 30-89 Days and accruing	20,507	2.7%	20,585	3.3%
Nonaccrual loans	45,949	6.0%	24,341	3.9%
Total, at amortized cost	$765,652	100.0%	$620,370	100.0%
Deferred fees and costs	2,175		1,281
Total, at amortized cost, net of deferred fees and costs	$767,827		$621,651
Allowance for credit losses	$(42,625)	5.6%	$(30,233)	4.9%

At Fair Value
Current	$230,743	70.8%	$251,616	68.1%
Past Due 30-89 Days and accruing	24,616	7.5%	41,558	11.2%
Past Due 90 and more Days and accruing	—	—%	9,268	2.5%
Nonaccrual loans	70,754	21.7%	67,304	18.2%
Total	$326,113	100.0%	$369,746	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$95,370	29.2%	$118,130	31.9%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$45,949	2.2%	$24,341	1.2%
Loans HFI, at fair value	70,754	3.3%	67,304	3.2%
Other real estate owned	5,894	0.3%	3,764	0.2%
Total Nonperforming Assets	$122,597	5.8%	$95,409	4.6%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $330.4 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of June 30, 2025. The average loan-to-value for this CRE portfolio was 57.1%.

The table below presents detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	June 30, 2025				December 31, 2024
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$523,775	$—	$523,775		$429,820	$—	$429,820
Loans backed by NOO CRE	244,052	32,291	276,343		191,831	58,803	250,634
Total loans	$767,827	$32,291	$800,118		$621,651	$58,803	$680,454

Loans backed by NOO CRE by type:
Retail	$65,335	$—	$65,335	54.0%	$45,594	$—	$45,594	51.4%
1-4 Family	22,939	—	22,939	55.3%	25,139	—	25,139	56.1%
Multifamily	55,544	—	55,544	56.7%	35,713	—	35,713	52.6%
Industrial	34,646	—	34,646	51.0%	27,866	—	27,866	50.1%
Office	31,017	—	31,017	50.6%	21,586	—	21,586	47.7%
Construction and land development[1]	15,124	26,044	41,168	65.0%	22,775	44,986	67,761	65.1%
Hotel	5,784	6,247	12,031	49.4%	—	13,817	13,817	66.2%
Other	13,663	—	13,663	61.3%	13,158	—	13,158	61.5%
Total NOO CRE	$244,052	$32,291	$276,343	57.1%	$191,831	$58,803	$250,634	57.9%

Unfunded Commitments
Construction and land development[1]	$—	$53,952	$53,952		$—	$48,402	$48,402
Hotel	—	101	101		—	13	13
Total unfunded commitments	—	54,053	54,053		—	48,415	48,415
Total CRE Loans	$244,052	$86,344	$330,396		$191,831	$107,218	$299,049
1 Construction and land development includes SBA 504 first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

The table below presents detail of the Company’s Goodwill and intangibles:

	June 30, 2025			December 31, 2024
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Banking segment	$271	$587	$858	$271	$667	$938
Payments segment	13,814	—	13,814	13,814	—	13,814
Total	$14,085	$587	$14,672	$14,085	$667	$14,752

The change in goodwill and intangible assets relates to amortization of intangible assets during the six months ended June 30, 2025.

A sensitivity analysis of the loan servicing assets at fair value to adverse changes in significant assumptions as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Discount factor
Effect on fair value of a 100 basis point adverse change	$(694)	$(831)
Effect on fair value of a 200 basis point adverse change	(1,338)	(1,604)

Cumulative prepayment rate
Effect on fair value of a 100 basis point adverse change	$(62)	$(85)
Effect on fair value of a 500 basis point adverse change	(311)	(423)

Average cumulative default rate
Effect on fair value of a 100 basis point adverse change	$(46)	$(72)
Effect on fair value of a 500 basis point adverse change	(230)	(358)

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

Residuals in Securitizations, at Fair Value

The residuals in securitizations, at fair value arise from a securitization that the Company closed on April 23, 2025. Residuals in securitizations were $77.7 million as of June 30, 2025. The Securitization Trust meets the definition of a VIE. The Company holds a variable interest in the VIE, however, the Company is not considered the primary beneficiary of the VIE, because the power over the activities that have the most significant impact on the economic performance of the Securitization Trust is held by the Class C Noteholder, and therefore, the Company is not required to consolidate the Securitization Trust. The Company’s beneficial interest in the Securitization Trust is evidenced by sole ownership of the Ownership Certificate and its beneficial interest in the credit risk of the securitized ALP Loans. As the Sponsor is a wholly owned subsidiary of the Company, the Company effectively owns 100% of the equity interest in the Trust. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Settlement Receivable

Settlement receivables were $19.7 million as of June 30, 2025, a decrease of $32.8 million compared to December 31, 2024. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end. The reduction in the settlement receivable was primarily the result of our holding guaranteed portions of SBA 7(a) loans for longer periods of time.

LIABILITIES

Total liabilities at June 30, 2025, were $1.8 billion, an increase of $50.4 million, or 2.9%, compared to total liabilities of $1.8 billion at December 31, 2024.

Deposits

Total deposits were $1.1 billion at June 30, 2025, consisting of $41.0 million in non-interest bearing deposits and $1.0 billion in interest bearing deposits, a $110.2 million increase from the balance as of December 31, 2024. As of June 30, 2025 and December 31, 2024, insured deposits represent 78.3% and 80.3%, respectively, of deposits.

Borrowings

Borrowings Outstanding	June 30, 2025	December 31, 2024	Change
Bank Borrowings[1]:
NMS Webster Note	$40,730	$32,688	$8,042
SPV I Capital One Facility	7,491	21,192	(13,701)
SPV II Deutsche Bank Facility	37,701	54,036	(16,335)
SPV III One Florida Bank Facility	30,000	23,011	6,989
FHLB Advances[2]	8,370	15,330	(6,960)
Total Lines of Credit	124,292	146,257	(21,965)
Parent Company Notes[1]:
2025 Notes (5.00%)[3]	—	29,913	(29,913)
2026 Notes (5.50%)	114,641	114,282	359
2027 Notes (8.125%)[4]	49,952	49,944	8
2028 Notes (8.00%)	38,900	38,726	174
2029 Notes (8.50%)	69,878	69,622	256
2029 Notes (8.625%)	72,906	72,662	244
2030 Notes (8.375%)	29,319	—	29,319
Total Parent Company Notes	375,596	375,149	447
Notes Payable - Securitization Trusts[1]	157,439	186,635	(29,196)
Total	$657,327	$708,041	$(50,714)
1     Net of deferred financing costs.
2     At June 30, 2025 and December 31, 2024, the carrying amount of Newtek Bank’s FHLB borrowings includes a $0.02 million and $0.04 million purchase accounting adjustment, respectively.
3    On March 31, 2025, the 2025 5.00% Notes matured.
4    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.

Borrowings were $657.3 million at June 30, 2025, compared to $708.0 million at December 31, 2024. This decrease was primarily due to the maturity of $29.9 million of the 2025 5.00% Notes, $29.2 million reduction in the notes payable on securitization trusts, a $13.7 million and $16.3 million repayments of borrowings on the SPV I and SPV II facilities, respectively, and $7.0 million in maturities of FHLB advances. These decreases were partially offset by a $29.3 million issuance of the 2030 Notes and $8.0 million of additional borrowings under the NMS Webster Note, as well as additional borrowings of $7.0 million on the SPV III facility.

Results of Operations
Set forth below is a comparison of the results of operations for the six months ended June 30, 2025 and 2024.
Summary

For the six months ended June 30, 2025, the Company reported net income of $23.1 million, or $0.89 per basic and $0.87 per diluted share, compared to net income of $20.6 million, or $0.81 per basic and $0.81 per diluted share, for the six months ended June 30, 2024.

The net increase in net income before taxes was due to a $16.1 million increase of interest income on loans, and a $7.3 million increase in noninterest income, partially offset by a $12.8 million increase of provision for credit losses, a $6.8 million increase of interest expense on deposits. Below is a summary of changes in the components of Net income:

	Six Months Ended June 30,
	2025	2024	Change
Net interest income after provision for credit losses	$5,234	$8,218	$(2,984)
Noninterest income	108,673	101,387	7,286
Noninterest expense	83,486	81,723	1,763
Net income before taxes	30,421	27,882	2,539
Income tax expense	7,351	7,287	64
Net income	$23,070	$20,595	$2,475

Net Interest Income

	Six Months Ended June 30,
	2025	2024	Change
Interest income
Debt securities available-for-sale	$490	$834	$(344)
Loans and fees on loans	67,837	51,758	16,079
Other interest earning assets	6,081	3,828	2,253
Total interest income	74,408	56,420	17,988
Interest expense
Deposits	19,202	12,441	6,761
Notes and securitizations	21,882	21,945	(63)
Bank and FHLB borrowings	5,468	4,002	1,466
Total interest expense	46,552	38,388	8,164
Net interest income	27,856	18,032	9,824
Provision for credit losses	22,622	9,814	12,808
Net interest income after provision for credit losses	$5,234	$8,218	$(2,984)

In response to market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, approximately $179.7 million as of June 30, 2025, as opposed to long-term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines and the OCC Operating Agreement.

Interest Income
Loans and fees on loans: The $16.1 million increase in interest income on the Company’s loan portfolio was attributable to increases in the average balances of loans HFI and HFS, which increased $199.3 million and $167.3 million, respectively, as well as the average outstanding accrual portfolio of loans held for investment increasing to $1.4 billion from $1.1 billion for the six months ended June 30, 2025 and 2024, respectively. The increase in the average balance of loans HFS was attributable to originations of SBA 504 and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.
Other interest earning assets: The $2.3 million increase in interest income from other interest earnings assets was attributable to higher interest rates on cash and due from banks, as well as interest bearing deposits in banks, including Newtek Bank earning interest on Federal Reserve Bank cash deposits.
Interest Expense
The following is a summary of interest expense by facility for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change

Deposits	$19,202	$12,441	$6,761
Notes and securitizations:
Notes payable - Securitization Trusts	6,548	11,654	(5,106)
2024 Notes[1]	—	1,208	(1,208)
2025 5.00% Notes[2]	461	925	(464)
2025 8.125% Notes[3]	—	2,293	(2,293)
2026 Notes	3,522	3,522	—
2027 Notes[3]	2,045	—	2,045
2028 Notes[4]	1,774	1,774	—
2029 8.50% Notes[5]	3,310	569	2,741
2029 8.625% Notes[6]	3,478	—	3,478
2030 Notes[7]	744	—	744
Total notes and securitizations	21,882	21,945	(63)

Bank and FHLB Borrowings:
Bank notes payable	5,280	3,723	1,557
FHLB Advances	188	279	(91)
Total bank and FHLB borrowings	5,468	4,002	1,466

Total interest expense	$46,552	$38,388	$8,164
1    On August 1, 2024, the 2024 Notes matured.
2    On March 31, 2025, the 2025 5.00% Notes matured.
3    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.
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

The increase in interest expense period over period is primarily from additional interest expense on deposits of $6.8 million, additional interest expense of $1.5 million on bank and FHLB borrowings, and additional interest expense of $2.0 million, $2.7 million, and $3.5 million on the 2027 Notes, 2029 8.50% Notes and the 2029 8.625% Notes, respectively. The increase is partially offset by a $5.1 million reduction in interest due to securitization payoffs, as well as a $2.3 million reduction in interest expense on the 2025 8.125% Notes.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the six months ended June 30, 2025 and 2024, there was a provision for credit losses of $22.6 million and $9.8 million, respectively. The increase was due to increases in net charge-offs, specific reserves on individually evaluated loans, and balances of loans held for investment at amortized cost, across all products but specifically SBA 7(a) loans.

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

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$263,909	$6,081	4.65%	$150,025	$3,828	5.13%
Investment securities	17,066	490	5.79	35,447	834	4.73
Loans held for sale	405,211	19,831	9.87	190,720	11,193	11.80
Loans held for investment	1,151,308	48,006	8.41	915,091	40,565	8.91
Total interest-earning assets	1,837,494	74,408	8.17	1,291,283	56,420	8.79
Less: Allowance for credit losses on loans	(35,931)			(14,394)
Noninterest earning assets	201,783			199,395
Total assets	$2,003,346			$1,476,284

Interest-bearing liabilities:
Demand	$136,176	$511	0.76%	$24,951	$92	0.74%
Savings and NOW	390,422	8,749	4.52	252,280	6,363	5.07
Money Market	46,982	984	4.22	20,759	456	4.42
Time	362,354	8,958	4.99	219,390	5,530	5.07
Total deposits	935,934	19,202	4.14	517,380	12,441	4.84
Borrowings	689,189	27,350	8.00	646,318	25,947	8.07
Total interest-bearing liabilities	1,625,123	46,552	5.78	1,163,698	38,388	6.63
Noninterest-bearing deposits	—			204
Noninterest-bearing liabilities	67,647			64,303
Shareholders’ equity	310,576			248,079
Total liabilities and shareholders' equity	$2,003,346			$1,476,284
Net interest income and interest rate spread		$27,856	2.39%		$18,032	2.15%
Net interest margin			3.06%			2.81%
Ratio of average interest-earning assets to average interest bearing liabilities			113.07%			110.96%

In response to market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, approximately $179.7 million as of June 30, 2025, as opposed to long-term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines and the OCC Operating Agreement. The increase in the average balance of loans HFS was attributable to originations of SBA 504, SBA 7(a) and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.

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

	Six Months Ended June 30,
	2025 vs. 2024
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(653)	$2,906	$2,253
Investment securities	88	(432)	(344)
Loans held for sale	(3,950)	12,588	8,638
Loans held for investment	(3,030)	10,471	7,441
Total interest income	(7,545)	25,533	17,988

Interest expense:
Demand	9	410	419
Savings and NOW	(1,098)	3,484	2,386
Money Market	(48)	576	528
Time	(176)	3,604	3,428
Borrowings	(318)	1,721	1,403
Total interest expense	(1,631)	9,795	8,164
Net interest income	$(5,914)	$15,738	$9,824

Noninterest Income

	Six months ended June 30,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Dividend income	$2,286	$754	$1,532	203.2%
Net loss on loan servicing assets	(8,007)	(3,597)	(4,410)	122.6
Servicing income	11,579	9,964	1,615	16.2
Net gains on sales of loans	28,487	42,856	(14,369)	(33.5)
Net gain on residuals in securitizations	31,465	—	31,465	100.0
Net gain (loss) on loans under the fair value option	6,316	(96)	6,412	(6679.2)
Technology and IT support income	—	10,944	(10,944)	(100.0)
Electronic payment processing income	22,348	23,632	(1,284)	(5.4)
Other noninterest income	14,199	16,930	(2,731)	(16.1)
Total noninterest income	$108,673	$101,387	$7,286	7.2%

Dividend Income

For the six months ended June 30, 2025 and 2024, dividend income was dependent on the earnings of our joint ventures.

Net Loss on Loan Servicing Assets
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, from the SBA 7(a) loan securitizations sponsored by NSBF, and from servicing the ALP portfolios in securitizations sponsored by NCL JV, TSO JV and Newtek ALP Holdings. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life, and impairment is recorded to the extent the amortized cost exceeds the asset’s FV. Net loss on loan servicing assets is shown net of amortization expense.
The larger loss in Net loss on loan servicing assets is due to the decrease in NSBF’s total portfolio of loans during the wind-down.
Servicing Income
The increase in servicing income was related to an increase of $106.4 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
Gains recognized on sales of loans	$28,676	$44,753
Losses recognized on sales of loans	(189)	(1,897)
Net gains on sales of loans	$28,487	$42,856

	Six Months Ended
	June 30, 2025		June 30, 2024
	# of Loans	$ Amount	# of Loans	$ Amount
SBA 7(a) loans originated	1,042	$418,975	1,093	$438,017
SBA 7(a) guaranteed loans sold	578	142,686	924	325,568
Average net sale price as a percent of principal balance[1]		110.94%		111.12%
1    Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the six months ended June 30, 2025, the average sale price on SBA 7(a) loans as a percent of principal balance was 110.94% compared to 111.12% for the prior period. The decrease in sales prices in 2025 resulted from lower demand. The decrease in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year at lower market premiums than the prior year. Additionally, the decrease in SBA 7(a) guaranteed loans sold is primarily due to management holding the loans for a longer period of time.

The table below provides selected statistics on the historical net premiums on sales of guaranteed portions of SBA 7(a) loans realized by NewtekOne:

	SBA 7(a) Sales Price as Percent of Principal Balance (%)
	Average	High	Low	Median
Year ended December 31, 2023	110.20%	114.04%	106.00%	110.42%
Year ended December 31, 2024	110.97%	114.80%	107.18%	111.19%
Six months ended June 30, 2025	110.94%	114.06%	109.40%	111.15%
Weighted Average	110.64%	114.80%	106.00%	110.86%

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

Net Gain on Residuals in Securitizations

Net gains on residuals in securitizations for the six months ended June 30, 2025 were $31.5 million. There were no net gains on residuals in securitizations for the six months ended June 30, 2024. This resulted from the Company’s equity interest in the 2025-1 Securitization Trust which closed on April 23, 2025. To consummate the transaction, $216.6 million of ALP loans held for sale at fair value were sold into the securitization trust at par. This resulted in $35.4 million of previously recorded gains on ALP loans under the fair value option to be reversed, which was a large driver of the change described in the section below. The residual in the securitization (represented by the ownership certificate) was then valued resulting in a gain that was netted against the transaction costs. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Net Gain (Loss) on Loans under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended
	June 30, 2025	June 30, 2024	Change
SBA 7(a) Unguaranteed Loans	$(7,346)	$(5,679)	$(1,667)
SBA 7(a) Guaranteed Loans	18,596	26	18,570
SBA 504 and Non-SBA Loans	(4,934)	5,557	(10,491)
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$6,316	$(96)	$6,412

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

During the six months ended June 30, 2025 and 2024, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the six months ended June 30, 2025 and 2024, the Company recorded unrealized gains on SBA 7(a) guaranteed loans accounted for under the fair value option primarily due to holding guaranteed portions of SBA 7(a) loans for longer periods of time.

The $10.5 million decrease in unrealized gain (loss) on loans accounted for under the fair value option from SBA 504 and Non-SBA loans is primarily volume driven from the reversal of the previous gains on ALP loans to consummate the NALP 2025-1 transaction as noted above.

Technology and IT Support Income

Technology and IT support income was $10.9 million for the six months ended June 30, 2024. There was no Technology and IT support income for the six months ended June 30, 2025, due to the sale of NTS. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Other Noninterest Income

For the six months ended June 30, 2025 and 2024, other noninterest income was related primarily to loan origination fees (legal and packaging) on loans sold or carried at fair value. Other items that contributed to the $2.7 million decrease included a decrease on prepayment and late fees earned from SBA 7(a) loans. The Company originated 1,042 of SBA 7(a) loans compared to 1,093 loans for the six months ended June 30, 2025 and 2024, respectively. Adding to the decrease was $(0.1) million of net unrealized gains on joint ventures and other non-control investments for the six months ended June 30, 2025 compared to none in the prior period.

Non-Interest Expense

	Six months ended June 30,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Salaries and employee benefits expense	$44,451	$41,296	$3,155	7.6%
Technology services expense	—	6,828	(6,828)	(100.0)
Electronic payment processing expense	8,875	10,539	(1,664)	(15.8)
Professional services expense	7,739	7,308	431	5.9
Other loan origination and maintenance expense	7,704	5,259	2,445	46.5
Depreciation and amortization	420	1,053	(633)	(60.1)
Other general and administrative costs	14,297	9,440	4,857	51.5
Total noninterest expense	$83,486	$81,723	$1,763	2.2%

Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to increased benefits costs, primarily bonus accruals, higher medical and other insurance costs.

Technology Services Expense

The $6.8 million decrease in technology services expenses for the six months ended June 30, 2025 corresponded with the NTS Sale. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Professional Services Expense

The increase in professional services expense period over period is primarily attributable to costs associated with the NTS disposition that occurred on January 2, 2025. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Other Loan Origination and Maintenance Expense

Other loan origination and maintenance expenses during the six months ended June 30, 2025, was $7.7 million compared to $5.3 million for the six months ended June 30, 2024 due to a larger dollar volume and count of loan originations in 2025 compared to 2024.

Depreciation and Amortization

The decrease in depreciation and amortization period over period is primarily attributable to the full amortization of intangible assets during the second half of 2024, which resulted in less amortization in 2025 compared to the prior year.

Other General and Administrative Costs

The increase in other general and administrative costs of $4.9 million is primarily due to the Acquisition, as in additional expense is included in the current year from the additional entities now being consolidated after the withdrawal of the BDC election, partially offset by the elimination of intercompany expenses between the newly consolidated entities and those previously reported as a BDC.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Six Months Ended		2025/2024 Increase/(Decrease)
	June 30, 2025	June 30, 2024	Amount	Percent
Banking	$18,292	$21,854	$(3,562)	(16)%
Alternative Lending	38,127	17,770	20,357	115%
Technology[1]	—	(152)	152	(100)%
NSBF	(8,728)	(7,170)	(1,558)	22%
Payments	8,344	8,868	(524)	(6)%
Corporate & Other	11,670	(1,022)	12,692	(1242)%
Eliminations	(44,635)	(19,553)	(25,082)	128%
Consolidated net income	$23,070	$20,595	$2,475	12%
1     As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025, and is no longer a reportable segment. See NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Banking

The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $27.3 million of net interest income during the six months ended June 30, 2025 compared to $17.0 million of net interest income during the six months ended June 30, 2024. During 2025, the Company increased the provision for credit losses, resulting in lower net income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company has originated loans under its Alternative Lending Program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, the Company made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor without a joint venture partner; the Company’s first such securitization transaction was consummated during the second quarter of 2025. The Company could also originate ALP loans designated as HFI. Compared to the six months ended June 30, 2024, there were more loans originations that drove higher income for the six months ended June 30, 2025, as well as larger gains on loans at fair value.

NSBF

NSBF includes NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.

Payments

Payments includes NMS, POS and Mobil Money. Within the segment’s results are $24.0 million of noninterest income for the six months ended June 30, 2025 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $26.4 million during the six months ended June 30, 2024. The net income also included $15.5 million and $17.1 million of noninterest expense for the six months ended June 30, 2025 and 2024, respectively.

Corporate and Other

Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Results of Operations
Set forth below is a comparison of the results of operations for the three months ended June 30, 2025 and 2024.
Summary

For the three months ended June 30, 2025, the Company reported net income of $13.7 million, or $0.53 per basic and $0.52 per diluted share, compared to net income of $10.9 million, or $0.43 per basic and diluted share, for the three months ended June 30, 2024.

The net increase in net income was attributable to the following items:

	Three Months Ended June 30,
	2025	2024	Change
Net interest income after provision for credit losses	$4,806	$3,327	$1,479
Noninterest income	56,275	52,020	4,255
Noninterest expense	42,309	40,564	1,745
Net income before taxes	18,772	14,783	3,989
Income tax expense	5,069	3,838	1,231
Net income	$13,703	$10,945	$2,758
Net Interest Income

	Three Months Ended June 30,
	2025	2024	Change
Interest income
Debt securities available-for-sale	$214	$374	$(160)
Loans and fees on loans	33,354	26,773	6,581
Other interest earning assets	2,950	2,206	744
Total interest income	36,518	29,353	7,165
Interest expense
Deposits	9,357	6,865	2,492
Notes and securitizations	10,908	11,118	(210)
Bank and FHLB borrowings	2,330	2,244	86
Total interest expense	22,595	20,227	2,368
Net interest income	13,923	9,126	4,797
Provision for credit losses	9,117	5,799	3,318
Net interest income after provision for credit losses	$4,806	$3,327	$1,479
Interest Income
Loans and fees on loans: The $6.6 million increase in interest income on the Company’s loan portfolio was attributable to an increase in the average outstanding accrual portfolio of loans held for investment increasing to $1.4 billion from $1.1 billion for the three months ended June 30, 2025 and 2024, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.
Other interest earning assets: The $0.7 million increase in interest income from other interest earnings assets was attributable to a decrease in the average quarterly outstanding balance of interest-earning balances in other banks.

Interest Expense
The following is a summary of interest expense by facility for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025	June 30, 2024	Change

Deposits	$9,357	$6,865	$2,492
Notes and securitizations:
Notes payable - Securitization Trusts	3,181	5,688	(2,507)
2024 Notes[1]	—	604	(604)
2025 5.00% Notes[2]	—	462	(462)
2025 8.125% Notes[3]	—	1,147	(1,147)
2026 Notes	1,761	1,761	—
2027 Notes[3]	1,023	—	1,023
2028 Notes[4]	887	887	—
2029 8.50% Notes[5]	1,655	569	1,086
2029 8.625% Notes[6]	1,738	—	1,738
2030 Notes[7]	663	—	663
Total notes and securitizations	10,908	11,118	(210)

Bank and FHLB Borrowings:
Bank notes payable	2,247	2,110	137
FHLB Advances	83	134	(51)
Total bank and FHLB borrowings	2,330	2,244	86

Total interest expense	$22,595	$20,227	$2,368
1    On August 1, 2024, the 2024 Notes matured.
2    On March 31, 2025, the 2025 5.00% Notes matured.
3    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.
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

The increase in interest expense period over period is primarily due to the Company’s continued growth in deposits that increased interest expense by $2.5 million. In addition, there was additional interest expense on the 2027, 2029 8.50%, and 2029 8.625% Notes of $1.0 million, $1.1 million and $1.7 million, respectively. The increase was partially offset by a reduction in Notes payable - Securitization Trusts of $2.5 million, and the 2025 8.125% Notes of $1.1 million.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended June 30, 2025 and 2024, there was a provision for loan credit losses of $9.1 million and $5.8 million, respectively. The increase was due to an increase in loans held for investment at amortized cost, specifically SBA 7(a) loans, as well as a sequential build of the provision year over year.
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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$235,248	$2,950	5.03%	$171,932	$2,206	5.16%
Investment securities	14,303	214	6.00	32,011	371	4.66
Loans held for sale	447,224	8,902	7.98	226,458	6,138	10.90
Loans held for investment	1,178,612	24,452	8.32	926,555	20,638	8.96
Total interest-earning assets	1,875,387	36,518	7.81	1,356,956	29,353	8.70
Less: Allowance for credit losses on loans	(38,693)			(16,176)
Noninterest earning assets	294,783			210,229
Total assets	$2,131,477			$1,551,009

Interest-bearing liabilities:
Demand	$188,148	$308	0.66%	$31,123	$62	0.80%
Savings and NOW	427,542	3,879	3.64	252,793	3,199	5.09
Money Market	48,777	584	4.80	24,649	259	4.23
Time	398,890	4,586	4.61	260,795	3,345	5.16
Total deposits	1,063,357	9,357	3.53	569,360	6,865	4.85
Borrowings	694,505	13,238	7.65	656,113	13,362	8.19
Total interest-bearing liabilities	1,757,862	22,595	5.16	1,225,473	20,227	6.64
Noninterest-bearing deposits	—			254
Noninterest-bearing liabilities	66,359			66,956
Shareholders’ equity	307,256			258,326
Total liabilities and shareholders' equity	$2,131,477			$1,551,009
Net interest income and interest rate spread		$13,923	2.65%		$9,126	2.06%
Net interest margin			2.98%			2.70%
Ratio of average interest-earning assets to average interest bearing liabilities			106.69%			110.73%

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

	Three Months Ended June 30,
	2025 vs. 2024
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(45)	$789	$744
Investment securities	64	(222)	(158)
Loans held for sale	(10,668)	13,433	2,765
Loans held for investment	(4,322)	8,136	3,814
Total interest income	(14,971)	22,136	7,165

Interest expense:
Demand	(181)	427	246
Savings and NOW	(1,696)	2,376	680
Money Market	105	220	325
Time	(4,750)	5,991	1,241
Borrowings	(643)	519	(124)
Total interest expense	(7,165)	9,533	2,368
Net interest income	$(7,806)	$12,603	$4,797
Non-Interest Income

	Three Months Ended June 30,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Dividend income	$600	$368	$232	63.0%
Net loss on loan servicing assets	(4,355)	(1,862)	(2,493)	133.9
Servicing income	6,054	4,607	1,447	31.4
Net gains on sales of loans	15,526	22,564	(7,038)	(31.2)
Net gain on residuals in securitizations	31,465	—	31,465	100.0
Net loss on loans under the fair value option	(11,761)	(2,894)	(8,867)	306.4
Technology and IT support income	—	5,174	(5,174)	(100.0)
Electronic payment processing income	11,739	12,645	(906)	(7.2)
Other noninterest income	7,007	11,418	(4,411)	(38.6)
Total noninterest income	$56,275	$52,020	$4,255	8.2%
Dividend Income

For the three months ended June 30, 2025 and 2024, dividend income was dependent on the earnings of our joint ventures.

Net Loss on Loan Servicing Assets
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, from the SBA 7(a) loan securitizations sponsored by NSBF, and from servicing the ALP portfolios in securitizations sponsored by NCL JV, TSO JV and Newtek ALP Holdings. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life, and impairment is recorded to the extent the amortized cost exceeds the asset’s FV. Net loss on loan servicing assets is shown net of amortization expense.
The larger loss in Net loss on loan servicing assets is due to the decrease in NSBF’s total portfolio of loans during the wind-down.
Servicing Income
The increase in servicing income was related to an increase of $164.2 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024

Gains recognized on sales of loans	$15,538	$23,976
Losses recognized on sales of loans	(12)	(1,412)
Net gains on sales of loans	$15,526	$22,564

	Three Months Ended
	June 30, 2025		June 30, 2024
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	499	$205,594	604	$226,513
SBA guaranteed loans sold	243	42,140	516	169,152
Average sale price as a percent of principal balance[1]		110.41%		111.02%
1    Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the three months ended June 30, 2025, the average sale price on SBA 7(a) loans as a percent of principal balance was 110.41% compared to 111.02% for the prior period. The decrease in sales prices in 2025 resulted from lower demand. The decrease in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year at lower market premiums than the prior year. Additionally, the decrease in SBA 7(a) guaranteed loans sold is primarily due to management holding the loans for a longer period of time.

The table below provides selected statistics on the historical net premiums on sales of guaranteed portions of SBA 7(a) loans realized by NewtekOne:

	SBA 7(a) Sales Price as Percent of Principal Balance (%)
	Average	High	Low	Median
Year ended December 31, 2023	110.20%	114.04%	106.00%	110.42%
Year ended December 31, 2024	110.97%	114.80%	107.18%	111.19%
Three months ended June 30, 2025	110.08%	112.10%	109.40%	110.51%
Weighted Average	110.60%	114.80%	106.00%	110.83%

Net Gain on Residuals in Securitizations

Net gains on residuals in securitizations for the three months ended June 30, 2025 were $31.5 million. There were no net gains on residuals in securitizations for the three months ended June 30, 2024. This resulted from the Company’s equity interest in the 2025-1 Securitization Trust which closed on April 23, 2025. To consummate the transaction, $216.6 million of ALP loans held for sale at fair value were sold into the securitization trust at par. This resulted in $35.4 million of previously recorded gains on ALP loans under the fair value option to be reversed, which was a large driver of the change described in the section below. The residual in the securitization (represented by the ownership certificate) was then valued resulting in a gain that was netted against the transaction costs. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the three months ended June 30, 2025 and 2024 were as follows:

	For the three months ended
	June 30, 2025	June 30, 2024	Change
SBA 7(a) Unguaranteed Loans	$(2,767)	$(3,788)	$1,021
SBA 7(a) Guaranteed Loans	10,631	13	10,618
SBA 504 and Non-SBA Loans	(19,625)	881	(20,506)
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$(11,761)	$(2,894)	$(8,867)

Net unrealized gain (loss) on loans accounted for under the fair value option relates to the guaranteed portions of SBA loans made which the Company sells into a secondary market, the unguaranteed portions of SBA loans made which the Company holds, SBA 504 loans that are HFS, and ALP loans that are held for sale. This unrealized gain (loss) represents the fair value adjustment of loans. The amount of the unrealized gain (loss) is determined by the quantity of loans held for sale at quarter end, the change in secondary market pricing conditions, and the valuation of the loans that are not held for sale.

During the three months ended June 30, 2025 and 2024, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the three months ended June 30, 2024, the Company recorded unrealized gains on SBA 7(a) guaranteed loans accounted for under the fair value option primarily due to holding guaranteed portions of SBA 7(a) loans for longer periods of time.

The $20.5 million decrease in unrealized gain on loans accounted for under the fair value option from SBA 504 and Non-SBA loans is primarily volume driven from the reversal of the previous gains on ALP loans to consummate the NALP 2025-1 transaction as noted above.
Technology and IT Support Income

Technology and IT support income was $5.2 million for the three months ended June 30, 2024. There was no Technology and IT support income for the three months ended June 30, 2025, due to the sale of NTS. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Other Noninterest Income

For the three months ended June 30, 2025 and 2024, other noninterest income related primarily to loan origination fees (legal and packaging) on loans sold or carried at fair value. Other items that contributed to the $4.4 million decrease included a decrease on prepayment and late fees earned from SBA 7(a) loans. The Company originated 499 of SBA 7(a) loans compared to 604 loans for the three months ended June 30, 2025 and 2024, respectively. Adding to the decrease was $1.2 million of net unrealized losses on joint ventures and other non-control investments for the three months ended June 30, 2025 compared to none in the prior period.
Non-Interest Expense

	Three Months Ended June 30,		2025/2024 Increase/(Decrease)
	2025	June 30, 2024	Amount	Percent
Salaries and employee benefits expense	$23,135	$20,790	$2,345	11.3%
Technology services expense	—	3,420	(3,420)	(100.0)
Electronic payment processing expense	4,428	5,693	(1,265)	(22.2)
Professional services expense	4,304	2,743	1,561	56.9
Other loan origination and maintenance expense	3,287	3,015	272	9.0
Depreciation and amortization	274	521	(247)	(47.4)
Other general and administrative costs	6,881	4,382	2,499	57.0
Total noninterest expense	$42,309	$40,564	$1,745	4.3%
Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to increased benefits costs, primarily bonus accruals, higher medical and other insurance costs.
Technology Services Expenses

The $3.4 million decrease in technology services expenses for the three months ended June 30, 2025 corresponded with the NTS Sale. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.
Professional Services Expense

The increase in professional fees period over period is primarily attributable to costs associated with the NTS disposition that occurred on January 2, 2025. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.
Other Loan Origination and Maintenance Expense

Other loan origination and maintenance expenses during the three months ended June 30, 2025, was $3.3 million compared to $3.0 million for the three months ended June 30, 2024. The increase was due to the increase in loans originated during the period.
Depreciation and Amortization
The decrease in depreciation and amortization period over period is primarily attributable to the full amortization of intangible assets during the second half of 2024, which results in less amortization in 2025 as compared to the prior year.
Other General and Administrative Costs

The increase in other general and administrative costs of $2.5 million is primarily due to the Acquisition, as in additional expense is included in the current year from the additional entities now being consolidated after the withdrawal of the BDC election, partially offset by the elimination of intercompany expenses between the newly consolidated entities and those previously reported as a BDC.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended		2025/2024 Increase/(Decrease)
	June 30, 2025	June 30, 2024	Amount	Percent
Banking	$12,265	$12,453	$(188)	(2)%
Alternative Lending	14,998	8,708	6,290	72%
Technology[1]	—	(259)	259	(100)%
NSBF	(3,774)	(6,250)	2,476	(40)%
Payments	4,166	5,472	(1,306)	(24)%
Corporate & Other	6,896	2,888	4,008	139%
Eliminations	(20,848)	(12,067)	(8,781)	73%
Consolidated net income	$13,703	$10,945	$2,758	25%
1    As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025, and is no longer a reportable segment. See NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.
Banking
The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $14.6 million of net interest income during the three months ended June 30, 2025 compared to $9.3 million of net interest income during the three months ended June 30, 2024.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company has originated loans under its Alternative Lending Program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, the Company made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor without a joint venture partner; the Company’s first such securitization transaction was consummated during the second quarter of 2025. The Company could also originate ALP loans designated as HFI. Compared to the three months ended June 30, 2024, there were more loans originations that drove higher income for the three months ended June 30, 2025, as well as larger gains on loans at fair value.
NSBF
NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.
Payments
Payments includes NMS, POS and Mobil Money. Within the segment’s results are $12.6 million of noninterest income for the three months ended June 30, 2025, resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $14.6 million during the three months ended June 30, 2024. The net income also included $8.4 million and $9.0 million of noninterest expense for the three months ended June 30, 2025 and 2024, respectively.
Corporate and Other
Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our deposits, Company notes, securitization transactions and earnings and cash flows from operations, including loan sales and repayments. In the six months ended June 30, 2025, our primary use of funds from operations included originations of loans and payments of fees, interest, and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” (ATM), and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the Original ATM Equity Distribution Agreement, which was amended and restated on June 6, 2025. The Amended and Restated Equity Distribution Agreement provides that the Company may offer and sell up to 5,000,000 shares of Common Stock from time to time through the placement agents. On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months.

Public Offerings

Equity ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the Original ATM Equity Distribution Agreement. The Original ATM Equity Distribution Agreement provided that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents thereunder. The Original ATM Equity Distribution Agreement was amended and restated on June 6, 2025. The Amended and Restated Equity Distribution Agreement provides that the Company may offer and sell up to 5.0 million shares of Common Stock from time to time through the placement agents thereunder (inclusive of shares of Common Stock sold under the Original ATM Distribution Agreement) and added certain additional placement agents. The Company may, subject to market conditions, engage in activity under the ATM Program.

There was no activity under the ATM Program during the six months ended June 30, 2025 and 2024.

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

The following table summarizes the total shares repurchased and net proceeds received under the stock repurchase program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased	16	—	16	—
Net weighted average price per share	$10.42	$—	$10.42	$—
Net proceeds	$167	$—	$167	$—
2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 2029 8.50% Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At June 30, 2025, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

On September 16, 2024, the Company completed a registered offering of $75.0 million aggregate principal amount of 2029 8.625% Notes. The 2029 8.625% Notes will mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 8.625% Notes. These Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025. , and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At June 30, 2025, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At June 30, 2025, the Company was in compliance with all covenants related to the 2028 Notes.

2026 Notes

In January 2021, the Company completed a registered offering of $115.0 million aggregate principal amount of 5.50% 2026 Notes. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At June 30, 2025, the Company was in compliance with all covenants related to the 2026 Notes.

The 2029, 2028 and 2026 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to these Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. In addition, the supplemental indenture for the 2026 Notes includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2026 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act (“BDC Covenants”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the supplemental indentures. At June 30, 2025, the Company was in compliance with all covenants related to the Notes.

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

2027 Notes

On January 23, 2023, we completed a private placement offering of $50.0 million aggregate principal amount of 8.125% notes due 2025. The net proceeds from the sale of the notes were approximately $48.94 million after deducting estimated offering expenses payable by the Company. The Notes were scheduled to mature on February 1, 2025. Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date. The Notes bear interest at a rate of 8.125% per year payable semiannually on February 1 and August 1 each year.

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
SPV I, II, and III Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, and III maintain credit facilities with third party lenders. SPV I has a Capital One facility with maximum borrowings of $60.0 million. On July 28, 2025, the SPV I facility was amended and upsized to maximum borrowings of $100.0 million; Capital One’s commitment terminates in July 2027, with all amounts due under the SPV I Facility maturing in July 2028. NOTE 19—SUBSEQUENT EVENTS-SPV I Facility, At June 30, 2025, total principal owed by SPV I was $7.5 million. SPV II has a Deutsche Bank facility with maximum borrowings $170.0 million. The Deutsche Bank Facility matures in December 2027. At June 30, 2025, total principal owed by SPV II was $38.3 million. SPV III has a One Florida Bank facility with maximum borrowings of $30.0 million. On August 7, 2025, the One Florida Bank Facility was amended and upsized to maximum borrowings of $35.0 million; One Florida Bank’s facility matures in August 2028. At June 30, 2025, total principal owed by SPV III was $30.0 million.
NMS Webster Bank Facility

NMS has a term loan facility with Webster Bank with an aggregate principal amount up to $54.9 million. The Webster Facility matures in November 2027. At June 30, 2025, total principal outstanding was $40.9 million.

Securitization Transactions
On April 23, 2025, the Company’s subsidiary Newtek ALP Holdings closed a securitization pursuant to which it sold $155,930,000 of Class A Notes, $23,820,000 of Class B Notes, and $4,330,000 of a Class C Note (collectively, the “2025-1 Notes”) issued by NALP Business Loan Trust 2025-1 (the “Securitization Trust”). The 2025-1 Notes were backed by $216,564,700 of collateral, consisting of Newtek ALP Holdings originated ALP loans. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 6.338%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.838%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.338%. The 2025-1 Notes had a weighted average yield of 6.62% and an 85% advance rate.

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

Capital amounts and ratios for the Company as of June 30, 2025 and 2024 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$256,357	12.2%	$83,816	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	256,357	16.1%	71,595	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	256,357	16.1%	95,460	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	296,269	18.6%	127,280	8.0%	N/A	N/A
NewtekOne, Inc. - June 30, 2024
Tier 1 Capital (to Average Assets)	$195,913	13.7%	$57,182	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	195,913	16.1%	54,859	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	195,913	16.1%	73,146	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	230,964	18.9%	97,528	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of June 30, 2025, and 2024 are presented in the table below. As of June 30, 2025 and 2024, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$136,358	11.4%	$47,987	4.0%	$59,984	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	136,358	13.0%	47,347	4.5%	68,390	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	136,358	13.0%	63,129	6.0%	84,173	8.0%
Total Capital (to Risk-Weighted Assets)	149,880	14.2%	84,173	8.0%	105,216	10.0%
Newtek Bank - June 30, 2024
Tier 1 Capital (to Average Assets)	$106,760	13.6%	31,400	4.0%	$39,250	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	106,760	17.1%	28,095	4.5%	40,581	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	106,760	17.1%	37,460	6.0%	49,946	8.0%
Total Capital (to Risk-Weighted Assets)	114,750	18.3%	50,164	8.0%	62,705	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of June 30, 2025 and December 31, 2024:

	Availability as of
	June 30, 2025	December 31, 2024
Unrestricted cash	$10,124	$6,941
Lines of credit at other commercial banks[1]	9,196	60,903
Newtek Bank:
Interest bearing deposits in banks	180,013	346,207
FHLB borrowing availability[1]	57,908	39,780
Lines of credit at other financial institutions	30,000	30,000
Total liquidity sources	$287,241	$483,831
1    Availability as of June 30, 2025 and December 31, 2024 is based on collateral pledged as of that date.

The Company has restricted cash of $23.2 million as of June 30, 2025. NSBF holds $6.8 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has funded a $10.0 million account at Newtek Bank to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is held by the parent company.

The Company generated and used cash as follows:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(260,518)	$(35,751)
Net cash used in investing activities	(124,076)	(97,763)
Net cash provided by financing activities	216,509	155,846
Net (decrease) increase in cash and restricted cash	(168,085)	22,332
Cash and restricted cash—beginning of period (NOTE 2)	381,374	184,006
Cash and restricted cash—end of period (NOTE 2)	$213,289	$206,338

During the six months ended June 30, 2025, operating activities used cash of $260.5 million, consisting primarily of $508.4 million of funding loans held for sale. This use of cash was offset by (i) $217.3 million of proceeds from the sale of loans; and (ii) $32.8 million from the payment of settlement receivables.
Cash used by investing activities was $124.1 million primarily comprised (i) $171.6 million in the net increase in loans held for investment, at cost; and (ii) $3.9 million in purchases of available-for-sale securities. These uses were partially offset by (i) a $34.0 million net decrease in loans held for investment, at fair value; and (ii) $14.0 million in maturities of available-for-sale securities.
Net cash provided by financing activities was $216.5 million consisting primarily of a (i) $84.0 million of borrowings on bank notes payable; and (ii) $30.0 million of net proceeds from the 2030 Notes. These sources of cash were offset by (i) $30.0 million maturity of the 2025 5.0% Notes; (ii) $29.6 million of principal payments related to securitization notes payable; (iii) $110.2 million net decrease in deposits; and (iv) $10.5 million of dividends paid.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of June 30, 2025. Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 11—BORROWINGS.

	Payments due by period
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Deposits:
Demand	$41,034	$41,034	$—	$—	$—	$—	$—
Checking	129,524	129,524	—	—	—	—	—
Money market	65,248	65,248	—	—	—	—	—
Savings	410,874	410,874	—	—	—	—	—
Time deposits	437,148	169,565	225,396	31,556	10,492	117	22
Webster NMS Note[1]	40,901	11,994	5,981	22,926		—	—
FHLB Advances	8,369	1,021	2,094	5,254	—	—	—
SPV I Capital One Facility[1]	7,540	7,540	—	—	—	—	—
SPV II Deutsche Bank Facility[1]	38,341	—	—	38,341	—	—	—
SPV III One Florida Bank Facility[1]	30,000	30,000	—	—	—	—	—
Securitization Notes Payable	159,635	—	—	—	—	—	159,635
Parent Company Notes:
2026 Notes	115,000	—	115,000		—	—	—
2027 Notes[2]	50,000	—	—	50,000		—	—
2028 Notes	40,000	—	—	—	40,000		—
2029 8.625% Notes	75,000	—	—	—	—	75,000	—
2029 8.50% Notes	71,875	—	—	—	—	71,875	—
2030 Notes	30,000	—	—	—	—	—	30,000
Employment Agreements	1,872	1,170	702	—	—	—	—
Operating Leases	3,860	304	499	329	242	249	2,237
Totals	$1,756,221	$868,274	$349,672	$148,406	$50,734	$147,241	$191,894
1    Guaranteed by the parent company
2    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 11—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At June 30, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million account at Newtek Bank to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended June 30, 2025.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. See NOTE 9—FAIR VALUE MEASUREMENTS for a detailed discussion of determining fair value, including pricing validation processes.

We believe our portfolio as of June 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.

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

Valuation of Servicing Assets

For the quarterly period ended June 30, 2025, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees primarily from the guaranteed portions of SBA 7(a) loans and to a lesser extent ALP and SBA 504 loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

Income Recognition
For the quarterly period ended June 30, 2025, management reviewed all loans that became 90 days or more past due on principal or interest or when there was reasonable doubt that principal or interest would be collected for possible placement on management’s designation of non-accrual status. Interest receivable was analyzed regularly and reserved against when deemed uncollectible. Interest payments received on non-accrual loans were recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans were restored to accrual status when past due principal and interest was paid and, in management’s judgment, were likely to remain current, although there may have been exceptions to this general rule if the loan had sufficient collateral value and was in the process of collection.

For the quarterly period ended June 30, 2025, we received servicing income related to the guaranteed portions of SBA loans which we sell into the secondary market. These recurring fees were earned and recorded daily. Servicing income was earned for the full term of the loan or until the loan is repaid.

For the quarterly period ended June 30, 2025, we received a variety of fees from borrowers in the ordinary course of conducting our business, including packaging fees, legal fees, late fees and prepayment fees. All other income was recorded when earned.

For the quarterly period ended June 30, 2025, distributions of earnings from our joint ventures were evaluated to determine if the distribution is income, return of capital or realized gain.

Following our January 2023 conversion to a financial holding company, we generate income in the form of interest, servicing and other fee income on the loans we originate. In addition, our portfolio companies became consolidating subsidiaries of the Company in 2023 and therefore, under the new organizational structure, their income is consolidated within the statement of operations along with our joint ventures. With the inclusion of NMS, NIA, and PMT (and the exclusion of NTS following the January 2025 sale of NTS), we now report Electronic payment processing income on our Consolidated Statements of Income and we include insurance commissions income and payroll processing income within Other noninterest income. For the year ended December 31, 2024, we reported Technology and IT support income prior to the sale of NTS. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

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

Residuals in Securitizations, at Fair Value
On April 23, 2025, the Company’s subsidiary Newtek ALP Holdings closed a securitization pursuant to which it sold $155,930,000 of Class A Notes, $23,820,000 of Class B Notes, and $4,330,000 of a Class C Note (collectively, the “2025-1 Notes”) issued by NALP Business Loan Trust 2025-1 (the “Securitization Trust”). The 2025-1 Notes were backed by $216,564,700 of collateral, consisting of Newtek ALP Holdings originated ALP loans. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 6.338%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.838%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.338%. The 2025-1 Notes had a weighted average yield of 6.62% and an 85% advance rate.
The 2025-1 Trust meets the definition of a VIE and the Company holds a variable interest in the 2025-1 Trust, however, the Company is not considered the primary beneficiary of the 2025-1 Trust, because the power over the activities that have the most significant impact on the economic performance of the Securitization Trust is held by a single noteholder who has the ability to remove the Company as decision maker over the activities that most significantly impact the economic performance of the 2025-1 Trust. Consequently the Company is not required to consolidate the 2025-1 Trust. The Company’s beneficial interest in the 2025-1 Trust is evidenced by sole ownership of the Ownership Certificate and its beneficial interest in the credit risk of the securitized ALP Loans. Newtek ALP Holdings, the sponsor of the Securitization Trust, is a wholly owned subsidiary of the Company, therefore the Company effectively owns 100% of the equity interest in the 2025-1Trust.
Further information related to financial instruments can be found in NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES.

Recent Developments
SPV I Facility
Newtek ALP Holdings’ subsidiary (our indirect subsidiary) SPV I maintains a credit facility with Capital One which, as of June 30, 2025 had maximum borrowings of $60.0 million. and on July 28, 2025 was upsized to maximum borrowings of $100.0 million. Capital One’s commitments to fund new amounts terminate in July 2027, with all amounts due under the Facility maturing in July 2028.
NCL JV
In July 2025, NCL JV notified the trustee of the NCL Business Loan Trust 2022-1 that the NCL Business Loan Trust 2022-1 would be terminated in August 2025 as a result of the Class A Noteholders being re-paid in full.

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

The Company has cash and cash equivalents, which includes cash and due from banks, restricted cash, and interest bearing deposits in banks, of $213.3 million. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of June 30, 2025, cash deposits in excess of insured amounts totaled approximately $26.9 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $72.0 million, of which $69.6 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2025, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning June 30, 2025	12 Months Beginning June 30, 2026	As of June 30, 2025
+200	17.0%	16.1%	1.4%
+100	8.4	7.9	0.7
-100	(9.7)	(9.1)	(0.6)
-200	(19.1)	(18.0)	(1.0)

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2025. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. A breakdown of the shares related to dividends on unvested restricted stock awards is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	#	$	#	$	#	$	#	$
Dividend shares on unvested RSAs	—	$—	5	$78	35	$367	$12	$149

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

3.2	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of NewtekOne, Inc’s Current Report on Form 8-K, filed January 24, 2023).

3.3	Articles of Amendment to Newtek Business Services Corp.’s Charter (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K filed January 17, 2025).

3.4	Articles Supplementary to the Amended and Restated Articles of Incorporation of NewtekOne, Inc (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K filed February 7, 2023).

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed June 18, 2024).

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1**	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: August 8, 2025	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 8, 2025	By:	/S/ FRANK M. DEMARIA
Frank M. DeMaria
Chief Financial Officer (Principal Financial Officer)