Form 10-Q
period 2025-09-30
NewtekOne, Inc.
filed 2025-11-07
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NEWT	Nasdaq Global Market LLC
5.50% Notes due 2026	NEWTZ	Nasdaq Global Market LLC
8.00% Notes due 2028	NEWTI	Nasdaq Global Market LLC
8.50% Notes due 2029	NEWTG	Nasdaq Global Market LLC
8.625% Notes due 2029	NEWTH	Nasdaq Global Market LLC
Depositary Shares, each representing a 1/40th interest in a share of 8.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	NEWTP	Nasdaq Global Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 6, 2025, there were 28,887,295 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1, terminated in October 2024
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1, terminated in October 2024
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2025-1 Trust	NALP Business Loan Trust, Series 2025-1
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 5.00% Notes	5.00% Notes due 2025, matured March 31, 2025
2025 8.125% Notes	8.125% Notes due 2025, exchanged for 2027 Notes
2025 Notes	Collectively, the 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026
2027 Notes	8.125% Notes due 2027
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
2030 Notes	8.375% Notes due 2030
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
Original ATM Equity Distribution Agreement	The Original ATM Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
Amended and Restated Equity Distribution Agreement	The Amended and Restated Equity Distribution Agreement, dated June 6, 2025, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
BHCA	Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
DRIP	The Company's former dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
2015 Stock Incentive Plan	The Company's 2015 Stock Incentive Plan
2023 Stock Incentive Plan	The Company’s 2023 Stock Incentive Plan
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
PPP	Paycheck Protection Program
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses; revenue from $1.0 million to $100.0 million
SOFR	Secured Overnight Financing Rate
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity
Webster	Webster Bank, N.A.
Consolidated Subsidiaries
NSBF	Newtek Small Business Finance, LLC
NBL	Newtek Business Lending, LLC, a former wholly-owned subsidiary of Newtek Bank, merged into SBL on May 2, 2023
NCL	Newtek Commercial Lending, Inc., a former wholly-owned subsidiary of NewtekOne Inc., merged into NALH on May 13, 2025
Newtek Bank	Newtek Bank, National Association
NALH or Newtek ALP Holdings	Newtek Business Services Holdco 6, Inc.
NMS	Newtek Merchant Solutions, LLC, a wholly-owned subsidiary of NBC
Mobil Money	Mobil Money, LLC, a wholly-owned subsidiary of NMS
NTS	Newtek Technology Solutions, Inc., a former wholly-owned subsidiary of the Company, sold to IPM on January 2, 2025
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC, dba Newtek Payroll and Benefits Solutions
NIA	Newtek Insurance Agency, LLC
TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, an 88.34% owned consolidated subsidiary

Joint Ventures and Non-Control Investments
NCL JV	Newtek Conventional Lending, LLC, a former 50% owned joint venture, 100% Company owned as of August 27, 2025 and dissolved on September 30, 2025
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
IPM	Intelligent Protection Management Corp., formerly Paltalk, Inc. (PALT)
IPM Preferred Stock	4.0 million shares of IPM Series A Non-Voting Common Equivalent Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$3,980	$6,941
Restricted cash (amounts related to VIEs of $6.3 million and $6.3 million, respectively)	24,737	28,226
Interest bearing deposits in banks	188,214	346,207
Total cash and cash equivalents	216,931	381,374
Debt securities available-for-sale, at fair value	18,009	23,916
Loans held for sale, at fair value	757,001	372,286
Loans held for sale, at LCM	28,678	58,803
Loans held for investment, at fair value (amounts related to VIEs of $213.8 million and $257.2 million, respectively)	305,720	369,746
Loans held for investment, at amortized cost, net of deferred fees and costs	834,087	621,651
Allowance for credit losses	(45,166)	(30,233)
Loans held for investment, at amortized cost, net	788,921	591,418
Federal Home Loan Bank and Federal Reserve Bank stock	4,064	3,585
Settlement receivable	469	52,465
Residuals in securitizations, at fair value	76,701	—
Joint ventures and other non-control investments, at fair value (cost of $36,692 and $44,039), respectively	51,390	57,678
Goodwill and intangibles	14,633	14,752
Right of use assets	2,292	5,688
Servicing assets, at fair value	17,023	22,062
Servicing assets, at LCM	30,540	24,195
Other assets	86,727	60,636
Assets held for sale	—	21,308
Total assets	$2,399,099	$2,059,912

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	September 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$21,771	$11,142
Interest-bearing	1,156,193	961,910
Total deposits	1,177,964	973,052
Borrowings (including borrowings of VIEs of $140.6 million and $186.6 million, respectively)	748,549	708,041
Dividends payable	5,387	5,233
Lease liabilities	2,322	6,498
Deferred tax liabilities, net	5,343	2,244
Due to participants	35,047	21,532
Accounts payable, accrued expenses and other liabilities	37,780	40,806
Liabilities directly associated with assets held for sale	—	6,224
Total liabilities	2,012,392	1,763,630

Commitment and contingencies (Note 13)
Shareholders' Equity:
Series A Preferred stock (par value $0.00 and $0.02 per share; 0 and 20 authorized, 0 and 20 issued and outstanding, respectively)	—	19,738
Series B Preferred stock (par value $0.02 and $0.00 per share; 54 and 0 authorized, 50 and 0 issued and outstanding, respectively)	48,181	—
Common stock (par value $0.02 per share; 199,980 authorized, 28,876 and 24,680 issued and outstanding, respectively)	577	526
Retained earnings	81,981	57,773
Additional paid-in capital	255,963	218,266
Accumulated other comprehensive income (loss), net of income taxes	5	(21)
Total shareholders' equity	386,707	296,282
Total liabilities and shareholders' equity	$2,399,099	$2,059,912

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Debt securities available-for-sale	$200	$334	$690	$1,168
Loans and fees on loans	36,376	28,588	104,213	80,346
Other interest earning assets	2,518	2,349	8,599	6,177
Total interest income	39,094	31,271	113,502	87,691
Interest expense
Deposits	10,879	7,314	30,081	19,755
Notes and securitizations	10,710	11,482	32,592	33,427
Bank and FHLB borrowings	2,956	1,494	8,424	5,496
Total interest expense	24,545	20,290	71,097	58,678
Net interest income	14,549	10,981	42,405	29,013
Provision for credit losses	7,712	6,928	30,334	16,742
Net interest income after provision for credit losses	6,837	4,053	12,071	12,271
Noninterest income
Dividend income	425	374	2,711	1,128
Net loss on loan servicing assets	(4,493)	(1,786)	(12,500)	(5,383)
Servicing income	6,076	4,958	17,655	14,922
Net gains on sales of loans	9,563	25,675	38,050	68,531
Net (loss) gain on residuals in securitizations	(1,450)	—	30,015	—
Net gain (loss) on loans under the fair value option	29,250	(4,085)	35,566	(4,181)
Technology and IT support income	—	3,311	—	14,255
Electronic payment processing income	11,053	11,777	33,401	35,409
Other noninterest income	9,964	11,627	24,163	28,557
Total noninterest income	60,388	51,851	169,061	153,238
Noninterest expense
Salaries and employee benefits expense	19,973	19,149	64,424	60,445
Technology services expense	—	1,796	—	8,624
Electronic payment processing expense	4,429	4,438	13,304	14,977
Professional services expense	3,793	3,929	11,532	11,237
Other loan origination and maintenance expense	6,764	4,132	14,468	9,391
Depreciation and amortization	129	517	549	1,570
Loss on extinguishment of debt	179	—	179	—
Other general and administrative costs	6,892	4,886	21,189	14,326
Total noninterest expense	42,159	38,847	125,645	120,570
Net income before taxes	25,066	17,057	55,487	44,939
Income tax expense	7,165	5,123	14,516	12,410
Net income	17,901	11,934	40,971	32,529
Dividends to preferred shareholders	(472)	(400)	(1,272)	(1,200)
Net income available to common shareholders	$17,429	$11,534	$39,699	$31,329
Earnings per Common Share:
Basic	$0.68	$0.45	$1.57	$1.26
Diluted	$0.67	$0.45	$1.54	$1.26

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$17,901	$11,934	$40,971	$32,529
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	(3)	241	23	257
Other comprehensive income (loss) before tax	(3)	241	23	257
Income tax expense (benefit)	—	73	(3)	78
Other comprehensive income (loss) net of tax	(3)	168	26	179
Comprehensive income	$17,898	$12,102	$40,997	$32,708

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	20	$19,738	—	—	26,317	$525	$69,995	$221,914	$8	$312,180
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	611	—	611
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	—	—	(3)	—	(54)	54	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	—	—	(90)	(1)	—	(1,066)	—	(1,067)
Restricted stock awards, net of forfeitures	—	—	—	—	(33)	(1)	—	—	—	(1)
ESPP issuances	—	—	—	—	6	—	—	70	—	70
Issuance of preferred stock, net of issuance costs	—	—	50	48,181	(54)	(1)	—	1	—	48,181
Securities purchase and exchange agreement	(20)	(19,738)	—	—	2,308	46	—	29,447	—	9,755
Issuance of common stock, net of offering costs	—	—	—	—	425	9	—	5,081	—	5,090
Amortization of offering costs related to ATM Program	—	—	—	—	—	—	—	(149)	—	(149)
Dividends declared common shares ($0.19/share)	—	—	—	—	—	—	(5,389)	—	—	(5,389)
Dividends declared preferred shares ($9.44/share)	—	—	—	—	—	—	(472)	—	—	(472)
Net income	—	—	—	—	—	—	17,901	—	—	17,901
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2025	—	$—	50	$48,181	28,876	$577	$81,981	$255,963	$5	$386,707

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	20	$19,738	25,852	$517	$38,251	$215,633	$(137)	$274,002
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	913	—	913
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	8	—	(114)	114	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(4)	—	—	(46)	—	(46)
Restricted stock awards, net of forfeitures	—	—	158	3	—	—	—	3
ESPP issuances	—	—	4	—	—	48	—	48
Dividends declared common shares ($0.19/share)	—	—	—	—	(4,837)	—	—	(4,837)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	(400)	—	—	(400)
Net income	—	—	—	—	11,934	—	—	11,934
Other comprehensive income, net of tax	—	—	—	—	—	—	168	168
Balance at September 30, 2024	20	$19,738	26,018	$520	$44,834	$216,662	$31	$281,785

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20	$19,738	—	—	26,291	$526	$57,773	$218,266	$(21)	$296,282
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	3,972	—	3,972
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	—	—	26	1	(421)	420	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	—	—	(95)	(1)	—	(1,136)	—	(1,137)
Restricted stock awards, net of forfeitures	—	—	—	—	(31)	(2)	—	—	—	(2)
Retirement of common shares	—	—	—	—	(13)	(1)	—	(166)	—	(167)
ESPP issuances	—	—	—	—	19	—	—	227	—	227
Issuance of common stock, net of offering costs	—	—	—	—	425	9	—	5,081	—	5,090
Issuance of preferred stock, net of issuance costs	—	—	50	48,181	(54)	(1)	—	1	—	48,181
Securities purchase and exchange agreement	(20)	(19,738)	—	—	2,308	46	—	29,447	—	9,755
Amortization of offering costs related to ATM Program	—	—	—	—	—	—	—	(149)	—	(149)
Dividends declared common shares ($0.38/share)	—	—	—	—	—	—	(15,070)	—	—	(15,070)
Dividends declared preferred shares ($25.44/share)	—	—	—	—	—	—	(1,272)	—	—	(1,272)
Net income (loss)	—	—	—	—	—	—	40,971	—	—	40,971
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	26	26
Balance at September 30, 2025	—	$—	50	$48,181	28,876	$577	$81,981	$255,963	$5	$386,707

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	20	$19,738	24,680	$492	$28,051	$200,913	$(148)	$249,046
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	2,244	—	2,244
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	20	—	(265)	265	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(25)	—	—	(299)	—	(299)
Restricted stock awards, net of forfeitures	—	—	228	5	—	—	—	5
ESPP issuances	—	—	15	—	—	167	—	167
Amortization of offering costs	—	—	—	—	—	(423)	—	(423)
Issuance of common stock, net of offering costs	—	—	1,100	23	—	13,795	—	13,818
Dividends declared common shares ($0.38/share)	—	—	—	—	(14,281)	—	—	(14,281)
Dividends declared preferred shares ($60.00/share)	—	—	—	—	(1,200)	—	—	(1,200)
Net income	—	—	—	—	32,529	—	—	32,529
Other comprehensive income, net of tax	—	—	—	—	—	—	179	179
Balance at September 30, 2024	20	$19,738	26,018	$520	$44,834	$216,662	$31	$281,785

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$40,971	$32,529
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized depreciation (appreciation) on joint ventures and non-control investments	734	(9,562)
Net (gain) loss on loans accounted for under the fair value option	(35,566)	4,181
Net gain on residuals in securitizations	(30,015)	—
Net loss on loan servicing assets	12,500	5,383
Net unrealized depreciation (appreciation) on warrants and derivative transactions	427	(562)
Net gain on sales of loans	(38,050)	(68,531)
Net accretion of premium/discount on debt securities available-for-sale and loans	(1,423)	(564)
Loss on extinguishment of debt, deferred financing costs expensed	158	—
Amortization of deferred financing costs and deferred loan fees and costs	3,225	3,154
Provision for credit losses	30,334	16,742
Lower of cost or market adjustment on loans held for sale	(53)	(73)
Bad debt expense, net of recoveries	283	(133)
Stock compensation expense	4,008	2,261
Deferred income tax expense (benefit)	3,097	11,472
Depreciation and amortization	549	1,570
Proceeds from sale of loans held for sale	310,246	598,186
Sale of loans held for sale from affiliate	—	131,155
Funding of loans held for sale	(777,953)	(799,644)
Principal received on loans held for sale	7,275	14,507
Other, net	(1,145)	(435)
Changes in operating assets and liabilities:
Settlement receivable	51,996	112
Other assets	(16,097)	(5,093)
Due to participants	13,516	(1,579)
Accounts payable, accrued expenses and other liabilities	(6,853)	3,505
Net cash used in operating activities	(427,836)	(61,419)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2025	2024
Cash flows from investing activities:
Principal received on loans held for investment, at fair value	53,907	54,533
Repurchases of loans held for investment, at fair value	(4,669)	(1,296)
Net increase in loans held for investment, at cost	(242,775)	(179,018)
Proceeds from sale of Newtek Technology Solutions, Inc.	4,000	—
Contributions to joint ventures and other non-control investments	(15,835)	(25,642)
Return of capital from joint ventures and other non-control investments	5,644	20,301
Purchase of fixed assets	(96)	(375)
Sales of Federal Home Loan Bank and Federal Reserve Bank stock	338	1,048
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(817)	(1,021)
Purchases of available-for-sale securities	(11,573)	(30,863)
Maturities of available-for-sale securities	18,000	39,500
Net cash used in investing activities	(193,876)	(122,833)

Cash flows from financing activities:
Borrowing on bank notes payable	390,200	175,840
Repayment on bank notes payable	(295,531)	(194,534)
Net increase in deposits	204,384	184,983
Repayment of Federal Home Loan Bank advances	(7,513)	(7,437)
Proceeds from common shares sold, net of offering costs	5,090	13,818
Proceeds from preferred stock, net of offering costs	48,181	—
Securities purchase and exchange agreement	10,000	—
Repurchase of common shares under share repurchase plan	(167)	—
Redemption of 2024 Notes	—	(38,250)
Maturity of 2025 5.00% Notes	(30,000)	—
Proceeds from 2029 8.50% Notes	—	71,875
Proceeds from 2029 8.625% Notes	—	75,000
Proceeds from 2030 Notes	30,000	—
Purchase of 2029 8.50% Notes	(67)	—
Payments on Notes Payable - Securitization Trusts	(46,671)	(68,922)
Proceeds related to residuals in securitizations	169,420	—
Dividends paid, net of dividend reinvestment plan	(16,176)	(15,015)
Payments of deferred financing costs	(2,934)	(5,067)
Proceeds from common stock issued under ESPP, net of discount	190	140
Purchase of vested stock for employee payroll tax withholding	(1,137)	(299)
Net cash provided by financing activities	457,269	192,132
Net (decrease) increase in cash and restricted cash	(164,443)	7,880
Cash and restricted cash—beginning of period (NOTE 2)	381,374	184,006
Deconsolidation of cash and restricted cash from controlled investments related to business dispositions	—	(1,464)
Cash and restricted cash—end of period (NOTE 2)	$216,931	$190,422

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2025	2024

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$7,599	$2,251
Dividends declared but not paid during the period	$5,387	$5,237
IPM stock acquired	$8,200	$—
IPM earn-out	$2,268	$—
Loans and accrued interest acquired upon acquisition of 100% of NCL JV	$26,213	$—

Supplemental disclosure of cash flow information:
Interest paid	$71,899	$59,570
Income taxes paid	$10,699	$7,215

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

The accompanying notes to the consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025 (the “2024 Form 10-K”). The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The annualized results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The December 31, 2024 consolidated statement of assets and liabilities has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

Consolidation

The consolidated financial statements include the accounts of NewtekOne, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. The Company consolidates a subsidiary if the Company has a controlling financial interest in the entity as a result of holding a majority of the voting rights. VIEs are consolidated if NewtekOne has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., NewtekOne is the primary beneficiary). The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis. Investments in companies which are not VIEs, but in which the Company has more than minor influence over the operating and financial policies, are accounted for using the equity method of accounting. Investments in VIEs where NewtekOne is not the primary beneficiary of a VIE are accounted for using the equity method of accounting. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the investment balance. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Reclassifications

Certain items in the prior financial statements have been reclassified to conform to current presentation.

The previous net presentation of cash flows from investing and financing activities within the consolidated statements of cash flows has been revised to reflect a gross presentation of repayments and borrowings, principal received on and repurchases of loans held for investment, purchases and redemptions of Federal Home Loan Bank stock and Federal Reserve Bank stock, contributions and return of capital on joint venture investments, as well as purchases, sales and maturities of available-for-sale securities for all comparative periods.

These reclassifications did not result in any changes to previously reported net income, shareholder’s equity or net cash used in investing or financing activities.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
A more detailed description of our accounting policies is included in the Company’s 2024 Form 10-K, which accounting policies remain significantly unchanged. There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2024 Form 10-K.

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of September 30, 2025, cash deposits in excess of insured amounts totaled $29.0 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2025.
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

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of September 30, 2025 and 2024 and December 31, 2024:

	September 30, 2025	December 31, 2024	September 30, 2024
Cash and due from banks	$3,980	$6,941	$9,688
Restricted cash	24,737	28,226	27,929
Interest bearing deposits in banks	188,214	346,207	152,805
Cash and restricted cash	$216,931	$381,374	$190,422

	September 30, 2025	December 31, 2024	September 30, 2024
Cash held at Federal Reserve Bank[1]	$187,731	$345,680	$152,283
Cash held at other financial institutions	29,200	35,694	38,139
Total cash and cash equivalents	$216,931	$381,374	$190,422
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

SBA 7(a):     The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program (the “SBA 7(a) Program”), i.e., SBA 7(a) loans. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA’s 7(a) Program, a bank or other lender licensed by the SBA may underwrite loans between $5.0 thousand and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. The Company applies the zero loss expectation exemption under CECL to the guaranteed portion of the loans. The unguaranteed portion of the loans that are held on balance sheet at amortized cost are subject to an ACL. In the context of CECL, these SBA 7(a) loans are held at Newtek Bank.

Individually Evaluated Loans. Loans that do not share risk characteristics with existing pools are evaluated on an individual basis. Management defines these loans as nonaccrual loans with exposure above $100 thousand. In the first quarter of 2025, management began evaluating the remaining PCD loans individually, regardless of accrual status. For loans that are individually evaluated and collateral dependent, financial loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and management expects repayment of the financial asset to be provided substantially through the sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral or going concern, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2025 and 2024, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled. The guaranteed portion of SBA 7(a) loan principal balances that have been sold but not yet settled as of September 30, 2025 and December 31, 2024 was $0.4 million and $47.4 million, respectively. The settlement receivable also includes $43.0 thousand and $5.0 million of premiums, which have been recognized in Net Gains on Sales of Loans as of September 30, 2025 and December 31, 2024, respectively.

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

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU No. 2025-06, which modernizes the accounting for internal-use software costs under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. It clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating adoption timing and the impact ASU 2025-06 will have on its consolidated financial statements and, at this time, does not anticipate it will have a material impact.

Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. In September 2025, the FASB issued ASU No. 2025-07, which refines the scope of derivative accounting under Topic 815 and clarifies the treatment of share-based noncash consideration under ASC 606. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. Entities may apply the amendments prospectively to new contracts or retrospectively with a cumulative-effect adjustment. The Company is evaluating adoption timing and the impact ASU 2025-07 will have on its consolidated financial statements and, at this time, does not anticipate it will have a material impact.

NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES:
In a securitization, the unguaranteed portions of SBA 7(a) loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues notes against the Trust’s assets in private placements. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust. A Trust is considered to be a VIE.
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
From 2010 through June 2023, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans where management determined the Company was the primary beneficiary and thus consolidated the Trusts. Three (3) of these securitizations remain consolidated as of September 30, 2025. Risks associated with the Company’s involvement with the consolidated Trusts includes potential losses of residual interests in the Trusts.
The following table presents the total assets and total liabilities associated with the Company’s variable interests in consolidated Trusts, as classified in the consolidated statements of financial condition:

	September 30, 2025	December 31, 2024

Restricted cash	$6,303	$6,303
Loans held for investment, at fair value	213,814	257,179
Total assets	$220,117	$263,482

Borrowings	$140,596	$186,635
Total liabilities	$140,596	$186,635
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

The 2025-1 Trust meets the definition of a VIE and the Company holds a variable interest in the 2025-1 Trust, however, the Company is not considered the primary beneficiary of the 2025-1 Trust, because the power over the activities that have the most significant impact on the economic performance of the Securitization Trust is held by a single noteholder who has the ability to remove the Company as decision maker over the activities that most significantly impact the economic performance of the 2025-1 Trust. Consequently the Company is not required to consolidate the 2025-1 Trust. The Company’s beneficial interest in the 2025-1 Trust is evidenced by sole ownership of the Ownership Certificate and its beneficial interest in the credit risk of the securitized ALP Loans. Newtek ALP Holdings, the sponsor of the Securitization Trust, is a wholly owned subsidiary of the Company, therefore the Company effectively owns 100% of the equity interest in the 2025-1 Trust.
The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained interest, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the 2025-1 Trust have no recourse to the Company’s assets or general credit. The underlying performance of the ALP loans transferred to the Trust has a direct impact on the fair values and cash flows of the beneficial interests held and the servicing asset recognized.
The Company’s investments in the unconsolidated 2025-1 Trust is accounted for using the fair value option under ASC 825, with changes in fair value recognized in earnings each reporting period, and is classified in Residuals in securitizations, at fair value in the Company’s consolidated statements of financial condition, and consisted of the following:

	September 30, 2025
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$76,701	$—	$76,701	$212,509

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	September 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Residuals in securitizations, at fair value (NOTE 3)	$32,481	$76,701	$—	$—
Joint ventures and other non-control investments, at fair value	36,692	51,390	44,039	57,678
Debt securities available-for-sale, at fair value	18,004	18,009	23,934	23,916
Federal Home Loan Bank and Federal Reserve Bank stock	4,064	4,064	3,585	3,585
Total investments	$91,241	$150,164	$71,558	$85,179

The Company’s Investments in Joint Ventures (JV) and Other Non-Control Investments

NCL JV: On May 20, 2019, the Company and its joint venture partner launched NCL JV to provide ALP loans (formerly referred to as non-conforming conventional commercial and industrial term loans) to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between NCL, a wholly-owned subsidiary of the Company, and Conventional Lending TCP Holding, LLC (“TCP”), a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new ALP loans during 2020. On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay NCL JV’s credit facility and return capital to the NCL JV partners. On August 25, 2025, the Class A Noteholders were re-paid in full, the assets owned by the NCL Business Loan Trust 2022-1 were distributed to NCL JV and the NCL Business Loan Trust 2022-1 was subsequently terminated. On August 27, 2025, NALH entered into an interest purchase agreement with TCP to acquire TCP’s 50% ownership interest in NCL JV for $15.75 million, resulting in NALH owning 100% of NCL JV. Since the assets acquired did not meet the definition of a business under ASC 805-10-55, the transaction was accounted for as an asset acquisition under ASC 805-50. On September 30, 2025, NALH caused the dissolution of NCL JV.

The following tables show certain summarized financial information for NCL JV:

Selected Statements of Assets and Liabilities Information (Unaudited)	September 30, 2025	December 31, 2024
Cash	$—	$587
Restricted cash	—	5,513
Loans, at FV (amortized cost of $0 and $52,751, respectively)	—	53,895
Other assets	—	1,737
Total assets	$—	$61,732
Securitization notes payable	$—	$25,322
Other liabilities	—	867
Total liabilities	—	26,189
Net assets	—	35,543
Total liabilities and net assets	$—	$61,732

Selected Statements of Operations Information (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and other income	$1,181	$1,202	$3,825	$3,766
Total expenses	1,194	442	1,737	1,374
Net investment (loss) income	(13)	760	2,088	2,392
Unrealized (depreciation) appreciation on investments	(1,118)	417	(5,085)	(652)
Net (decrease) increase in net assets resulting from operations	$(1,131)	$1,177	$(2,997)	$1,740

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

The following tables show certain summarized financial information for TSO JV:

Selected Statements of Assets and Liabilities Information (Unaudited)	September 30, 2025	December 31, 2024
Cash	$701	$1,780
Restricted cash	15,251	18,399
Loans, at FV (amortized cost of $153,915 and $173,654, respectively)	169,693	183,084
Other assets	2,799	2,457
Total assets	$188,444	$205,720
Securitization notes payable	$109,182	$137,569
Dividends payable	850	—
Other liabilities	421	427
Total liabilities	110,453	137,996
Net assets	77,991	67,724
Total net assets	$188,444	$205,720

Selected Statements of Operations Information (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and other income	$5,187	$5,722	$16,047	$12,405
Total expenses	2,383	3,114	7,577	6,678
Net investment income	2,804	2,608	8,470	5,727
Unrealized (depreciation) appreciation on investments	(2,757)	2,114	6,347	6,392
Realized loss on derivative transactions	—	(1,436)	—	(391)
Unrealized gain on derivative transactions	—	832	—	694
Net increase in net assets resulting from operations	$47	$4,118	$14,817	$12,422

Intelligent Protection Management Corp.

On January 2, 2025, the Company completed the sale of its wholly owned subsidiary Newtek Technology Solutions, Inc. (“NTS”) to Paltalk, Inc. (subsequently renamed Intelligent Protection Management Corp. (“IPM”)) (Nasdaq: IPM) (the “NTS Sale”). In connection with the NTS Sale, the Company received the Closing Consideration consisting of $4.0 million Cash Consideration and 4.0 million shares of IPM Preferred Stock. Upon the occurrence of certain specified transfers of the IPM Preferred Stock, each share of IPM Preferred Stock will automatically convert into one share of common stock of IPM, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out in an amount of up to $5.0 million, payable in cash, IPM Preferred Stock, or a combination thereof (as determined in IPM’s discretion), based on IPM’s achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Company is entitled to appoint one representative to the IPM board of directors. Barry Sloane, the Company’s President, Chairman and Chief Executive Officer serves on the IPM board of directors as the Company’s representative. The Company has accounted for its investment in IPM under ASC 321 beginning in the first quarter of 2025 and as such management measured the equity investment at fair value and the carrying amount will be remeasured at each reporting period with changes in fair value recorded in earnings. In addition, the assets, liabilities and operations of NTS were classified as held for sale as of December 31, 2024.

Investments in Affiliated Companies

An affiliated company is an unconsolidated entity in which the Company has an ownership of 5% or more of its voting securities. Investments related to our joint ventures and other non-controlled investments for the nine months ended September 30, 2025 and 2024 were as follows:

Company	Fair Value at December 31, 2024	Purchases (Cost)		Return of Investment		Net Gains/(Losses)		Fair Value at September 30, 2025	Dividend Income
Joint Ventures
NCL JV	$18,800	$15,835		$(31,843)	[3]	$(2,792)		$—	$861
TSO JV	38,100	—		—		1,650		39,750	1,850
Total Joint Ventures	$56,900	$15,835		$(31,843)		$(1,142)		$39,750	$2,711
Other Non-Control Investments
EMCAP Loan Holdings, LLC	$320	$—		$(14)		$—		$306	$—
Biller Genie Software, LLC	458	—		—		1,042		1,500	—
Intelligent Protection Management Corp.
IPM Earnout	—	2,268	1	—		(394)		1,874	—
IPM Stock	$—	8,200	2	—		(240)	2	7,960	—
Total Other Non-Control Investments	$778	$10,468		$(14)		$408		$11,640	$—
Total	$57,678	$26,303		$(31,857)		$(734)		$51,390	$2,711

1    Fair value of the Earn-out of $2.268 million as of January 2, 2025, valued in accordance with ASC 805 and ASC 820.
2    Four million shares of IPM Preferred Stock initially valued at $2.05 per share, which was the closing price of IPM’s common shares on January 2, 2025, with net gains/(losses) calculated based on a closing price of $1.99 on September 30, 2025.
3    Includes $26.2 million of loans and accrued interest acquired as part of NALH’s August 2025 acquisition of the remaining 50% of NCL JV not previously owned by NALH.

Company	Fair Value at December 31, 2023	Purchases (Cost)	Return of Investment	Net Gains/(Losses)	Fair Value at September 30, 2024	Dividend Income
Joint Ventures
NCL JV	$19,400	$—	$—	$(500)	$18,900	$1,112
TSO JV	21,459	25,642	(20,185)	9,934	36,850	—
Total Joint Ventures	$40,859	$25,642	$(20,185)	$9,434	$55,750	$1,112
Other Non-Control Investments
EMCAP Loan Holdings, LLC	$368	$—	$(116)	$68	$320	$16
Biller Genie Software, LLC	360	—	—	60	420	—
Total Other Non-Control Investments	$728	$—	$(116)	$128	$740	$16
Total	$41,587	$25,642	$(20,301)	$9,562	$56,490	$1,128
Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of debt securities available-for-sale by major type as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$18,004	$8	$3	$18,009	$23,934	$11	$29	$23,916

As of September 30, 2025 and December 31, 2024, there was none and $30.4 thousand of accrued interest receivable on available-for-sale securities, respectively, included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the nine months ended September 30, 2025 and 2024, securities sold or settled were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	# of Securities	$	# of Securities	$	# of Securities	$	# of Securities	$
Securities sold or settled	one settled	$4,000	two settled	$10,000	five settled	$18,000	three settled	$39,500

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of debt securities available-for-sale by length of time each major security type has been in a continuous unrealized loss position:

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$9,634	$3	$—	$—	3	$9,634	$3

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$12,061	$29	$—	$—	2	$12,061	$29

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale by contractual maturity:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$18,004	$18,009	$15,833	$15,838
After 1 year through 5 years	—	—	8,101	8,078
Total	$18,004	$18,009	$23,934	$23,916

Other information

The following table summarizes Newtek Bank’s debt securities available-for-sale pledged for deposits, borrowings, and other purposes:

	September 30, 2025	December 31, 2024
Pledged for deposits	$—	$—
Pledged for borrowings and other:	18,009	23,916
FRB borrowings	6,957	2,980
FHLB borrowings	11,052	20,937
Total pledged	$18,009	$23,916

NOTE 5—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value, includes SBA 7(a) loans originated by NSBF. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans by NSBF where the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by collateral type for loans HFI, at fair value:

	Loans HFI, at Fair Value
	September 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
CRE	$141,575	$150,175	$162,894	$175,353
Residential Real Estate	56,448	54,359	69,667	67,474
Machinery and Equipment¹	50,508	46,325	60,460	56,454
Accounts Receivable and Inventory	48,304	43,193	59,449	54,267
Unsecured	4,506	4,659	5,643	5,644
Other²	9,185	7,009	13,033	10,554
Total	$310,526	$305,720	$371,146	$369,746
1    Machinery and Equipment includes one loan at NewtekOne at $4.7 million Cost and $4.4 million Fair value as of September 30, 2025, and $4.7 million Cost and $4.6 million Fair Value as of December 31, 2024.
2    Other includes one loan at NewtekOne at $1.1 million Cost and $0.3 million Fair Value as of September 30, 2025, and one loan at $2.0 million Cost and $1.1 million Fair Value as of December 31, 2024.

Loans HFI, at amortized cost, net of deferred fees and costs
Loans HFI, at amortized cost, net of deferred fees and costs, includes unguaranteed portions of SBA 7(a) loans, guaranteed portions of SBA 7(a) loans repurchased from the secondary market, CRE, and C&I loans originated and held by Newtek Bank. The following table shows the Company’s loan portfolio by loan type for loans HFI, at amortized cost:

	Loans HFI, at Amortized Cost
	September 30, 2025	December 31, 2024
SBA	$509,912	$380,981
CRE	256,921	191,831
C&I	64,887	47,558
Total Loans	831,720	620,370
Deferred fees and costs, net	2,367	1,281
Loans held for investment, at amortized cost, net of deferred fees and costs	$834,087	$621,651

Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of September 30, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$8,995	$12,092	$2,182	$73,145	$96,414	$209,306	$305,720

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$23,158	$18,400	$9,268	$67,304	$118,130	$251,616	$369,746

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of September 30, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$12,813	$10,391	$295	$60,048	$83,547	$426,365	$509,912
CRE	—	—	—	3,165	3,165	253,756	256,921
C&I	516	274	104	2,465	3,359	61,528	64,887
Total, at amortized cost	$13,329	$10,665	$399	$65,678	$90,071	$741,649	$831,720
Deferred fees and costs							2,367
Total, at amortized cost net of deferred fees and costs							$834,087
Allowance for credit losses							(45,166)
Total, at amortized cost, net							$788,921

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$11,264	$9,046	$—	$21,706	$42,016	$338,965	$380,981
CRE	—	—	—	2,635	2,635	189,196	191,831
C&I	275	—	—	—	275	47,283	47,558
Total, at amortized cost	$11,539	$9,046	$—	$24,341	$44,926	$575,444	$620,370
Deferred fees and costs							1,281
Total, at amortized cost net of deferred fees and costs							$621,651
Allowance for credit losses							(30,233)
Total, at amortized cost, net							$591,418

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

The following tables present asset quality indicators by portfolio class and origination year at September 30, 2025 and December 31, 2024:

September 30, 2025	Term Loans HFI by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$—	$19,172	$86,721	$30,891	$93,382	$230,166
Risk Grades 5-6	—	—	3,599	19,964	6,399	41,462	71,424
Risk Grade 7	—	—	32	60	—	—	92
Risk Grade 8	—	—	—	49	—	3,989	4,038
Total	$—	$—	$22,803	$106,794	$37,290	$138,833	$305,720
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$150,232	$180,416	$85,132	$—	$—	$—	$415,780
Risk Grades 5-6	533	38,387	28,189	—	—	—	67,109
Risk Grade 7	148	11,621	12,218	—	—	—	23,987
Risk Grade 8	46	1,306	1,684	—	—	—	3,036
Total	$150,959	$231,730	$127,223	$—	$—	$—	$509,912
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$77,676	$52,371	$25,499	$30,666	$15,866	$48,957	$251,035
Risk Grades 5-6	—	897	—	1,750	—	3,239	5,886
Risk Grade 7	—	—	—	—	—	—	—
Total	$77,676	$53,268	$25,499	$32,416	$15,866	$52,196	$256,921
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$42,765	$13,144	$1,602	$—	$—	$—	$57,511
Risk Grades 5-6	560	5,249	39	—	—	—	5,848
Risk Grade 7	—	1,528	—	—	—	—	1,528
Total	$43,325	$19,921	$1,641	$—	$—	$—	$64,887
Total	$271,960	$304,919	$177,166	$139,210	$53,156	$191,029	$1,137,440

December 31, 2024	Term Loans HFI by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$24,061	$112,058	$40,641	$20,379	$102,569	$299,708
Risk Grades 5-6	—	3,469	18,592	5,365	3,188	39,225	69,839
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	144	17	22	16	199
Total	$—	$27,530	$130,794	$46,023	$23,589	$141,810	$369,746
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$224,958	$110,735	$—	$—	$—	$—	$335,693
Risk Grades 5-6	7,475	32,753	—	—	—	—	40,228
Risk Grade 7	588	4,132	—	—	—	—	4,720
Risk Grade 8	85	255	—	—	—	—	340
Total	$233,106	$147,875	$—	$—	$—	$—	$380,981
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$51,889	$25,697	$33,235	$15,763	$395	$60,614	$187,593
Risk Grades 5-6	—	—	—	—	883	3,355	4,238
Risk Grade 7	—	—	—	—	—	—	—
Total	$51,889	$25,697	$33,235	$15,763	$1,278	$63,969	$191,831
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$44,251	$1,532	$—	$—	$—	$1,500	$47,283
Risk Grades 5-6	—	275	—	—	—	—	275
Risk Grade 7	—	—	—	—	—	—	—
Total	$44,251	$1,807	$—	$—	$—	$1,500	$47,558
Total	$329,246	$202,909	$164,029	$61,786	$24,867	$207,279	$990,116

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the nine months ended September 30, 2025 and 2024:

	September 30, 2025				September 30, 2024
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,430	$315	$28,488	$30,233	$1,408	$314	$10,852	$12,574
Charge offs	(122)	(275)	(15,008)	(15,405)	(236)	—	(2,697)	(2,933)
Recoveries	—	—	35	35	—	—	—	—
Provision for credit losses[1]	523	3,068	26,712	30,303	98	(286)	16,592	16,404
Ending balance	$1,831	$3,108	$40,227	$45,166	$1,270	$28	$24,747	$26,045

1     Excludes $31 thousand and $338 thousand of Provision for credit losses relating to unfunded commitments for the nine months ended September 30, 2025 and September 30, 2024, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The following table details activity in the ACL for the three months ended September 30, 2025 and 2024:

	September 30, 2025				September 30, 2024
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$2,045	$1,540	$39,040	$42,625	$1,358	$215	$19,525	$21,098
Charge offs	(122)	(8)	(5,062)	(5,192)	—	—	(1,763)	(1,763)
Recoveries	—	—	18	18	—	—	—	—
Provision for credit losses[1]	(92)	1,576	6,231	7,715	(88)	(187)	6,985	6,710
Total	$1,831	$3,108	$40,227	$45,166	$1,270	$28	$24,747	$26,045
1    Excludes $3 thousand and $218 thousand of Provision for credit losses relating to unfunded commitments for the three months ended September 30, 2025 and 2024, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The Company identified 383 and 145 loans as of September 30, 2025 and December 31, 2024, respectively, that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	September 30, 2025				December 31, 2024
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$1,536	$12,788	$14,324	$—	$—	$7,019	$7,019
Collectively Evaluated	1,831	1,572	27,439	30,842	1,430	315	21,469	23,214
Total	$1,831	$3,108	$40,227	$45,166	$1,430	$315	$28,488	$30,233

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	September 30, 2025				December 31, 2024
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$18,824	$2,465	$60,048	$81,337	$2,635	$—	$21,706	$24,341
Collectively Evaluated	238,097	62,422	449,864	750,383	189,196	47,558	359,275	596,029
Total	$256,921	$64,887	$509,912	$831,720	$191,831	$47,558	$380,981	$620,370

The amortized cost basis of loans on nonaccrual status and the associated ACL are as follows:

	September 30, 2025			December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$20,730	$39,317	$12,789	$7,264	$14,442	$7,019
CRE	3,165	—	—	2,635	—	—
C&I	456	2,010	1,536	—	—	—
Total	$24,351	$41,327	$14,325	$9,899	$14,442	$7,019

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	September 30, 2025				December 31, 2024
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA	$49,585	$10,463	$60,048	$12,789	$19,586	$2,120	$21,706	$7,019
CRE	18,824	—	18,824	—	2,635	—	2,635	—
C&I	2,375	90	2,465	1,536	—	—	—	—
Total	$70,784	$10,553	$81,337	$14,325	$22,221	$2,120	$24,341	$7,019

Accrued interest on loans totaled $20.2 million and $15.5 million as of September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

During the three months ended September 30, 2025, the Company executed one loan modification involving a borrower experiencing financial difficulty, with an amortized cost basis of $0.25 million. The modification resulted in an other-than-insignificant delay in payments; however, the Company expects to receive all contractual principal and interest. The terms of the modification did not include principal forgiveness, term extension, or interest rate reductions.

No other loan modifications to borrowers experiencing financial difficulty were executed during the three and nine months ended September 30, 2025 and 2024.

Loans held for sale, at fair value

	September 30, 2025	December 31, 2024
SBA 504 First Lien	$155,459	$128,255
SBA 504 Second Lien	31,009	26,678
SBA 7(a)	265,521	4,855
SBA 7(a) Partials[1]	18,384	—
ALP	286,628	212,498
Loans held for sale, at fair value	$757,001	$372,286
1    Reclassified from Loans held for sale, at LCM

The following tables summarize the aging of accrual and non-accrual loans HFS, at fair value by class:

	As of September 30, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$1,566	$1,454	$1,417	$13,149	$17,586	$452,786	$470,372
ALP, at fair value	8,746	—	11,488	1,740	21,974	264,655	286,629
Total	$10,312	$1,454	$12,905	$14,889	$39,560	$717,441	$757,001

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$29,119	$13,367	$—	$250	$42,736	$117,052	$159,788
ALP, at fair value	—	2,492	—	—	2,492	210,006	212,498
Total	$29,119	$15,859	$—	$250	$45,228	$327,058	$372,286

Loans held for sale, at LCM

	September 30, 2025	December 31, 2024
SBA 504 First Lien	$22,119	$36,783
SBA 504 Second Lien	6,559	8,203
SBA 7(a) Partials[1]	—	13,817
Loans held for sale, at LCM	$28,678	$58,803
1    Reclassified to Loans held for sale, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFS, at LCM by class:

	As of September 30, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$151	$—	$2,504	2,655	$26,023	$28,678

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$2,164	$1,099	$—	$—	$3,263	$55,540	$58,803

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Due to affiliated companies[1]	$109	$242
Due from affiliated companies[2]	26	—
Total due to/due from affiliated companies	$83	$242
1    Included within Accounts payable, accrued expenses, and other liabilities
2    Included within Other assets

Transactions with joint ventures and other non-control investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and other non-control equity investments.

The following table summarizes the income earned from our joint ventures and other non-control investments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing income	$357	$576	$1,292	$1,446
Dividend income	425	374	2,711	1,128
Total income	$782	$950	$4,003	$2,574

Expenses	2,117	—	6,009	—

Net income/(expense)	$(1,335)	$950	$(2,006)	$2,574

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
FDIC insured deposits	$4,497	$4,732
Non-FDIC insured deposits	291	1,098
Total deposits from related parties and their affiliated companies	$4,788	$5,830

NOTE 7—SERVICING ASSETS:
Servicing assets held by NSBF are measured at fair value and the Company performs valuations on a quarterly basis. Servicing assets held by Newtek Bank, including Newtek Bank’s subsidiary SBL, are measured at lower of cost or market where the assets are initially recorded at fair value, then subsequently amortized, and assessed for impairment each reporting period.
The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, for the unguaranteed portions of SBA 7(a) loans in the NSBF sponsored securitizations, and for the portfolios of ALP loans SBL services for the NCL JV (dissolved in September 2025), TSO JV sponsored securitization and Newtek ALP Holdings and its sponsored securitization.
The following table summarizes the unpaid principle balance of loans serviced at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
SBA 7(a)	$1,770,719	$1,996,715
ALP	363,162	169,842
504	48,385	12,475
Total loans serviced	$2,182,266	$2,179,032
The following table summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$17,023				$22,062
Discount factor[1]		11.75%	11.75%	11.75%		12.00%	12.00%	12.00%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		21.00%	21.00%	21.00%		21.00%	21.00%	21.00%
Servicing assets at LCM:	30,540				24,195
Discount factor[1]		11.27%	10.75%	12.00%		12.97%	12.00%	13.50%
Cumulative prepayment rate		34.98%	22.50%	50.00%		34.65%	22.50%	75.00%
Average cumulative default rate		16.50%	5.00%	21.00%		18.90%	5.00%	20.00%
Total	$47,563				$46,257
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 9—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets, at fair value. The following tables show a rollforward of servicing assets, at LCM for the nine months ended September 30, 2025 and 2024:

Servicing Assets, at LCM	September 30, 2025	September 30, 2024
Balance at beginning of the period	$24,195	$10,389
Amortization[1]	(7,461)	(2,959)
Additions[2]	13,806	14,715
Impairment assessment	—	—
Balance at end of the period	$30,540	$22,145
1    Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2    Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing income earned for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing income	$6,076	$4,958	$17,655	$14,922

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The following table summarizes the carrying amount of goodwill:

	September 30, 2025	December 31, 2024
Banking	$271	$271
Payments	13,814	13,814
Total goodwill	$14,085	$14,085

Banking: The goodwill in the banking segment was generated from the Acquisition, representing the excess of the purchase price over the fair value of the net assets acquired.

Payments: The goodwill in the payments segment was generated from acquisitions by the legal entities within this segment prior to the consolidation of those entities into NewtekOne following the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At September 30, 2025			At December 31, 2024
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Banking - Core Deposits	$1,040	$(492)	$548	$1,040	$(373)	$667

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

Amortization expense for the three and nine months ended September 30, 2025 and 2024 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$43	$192	$129	$593

The remaining estimated aggregate future amortization expense for intangible assets as of September 30, 2025 is as follows:

Amortization Expense
2025	$37
2026	135
2027	114
2028	94
2029	73
Thereafter	95
Total	$548

NOTE 9—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements at September 30, 2025
	Total	Level 1		Level 2	Level 3
Assets:
Debt securities available-for-sale, at fair value
U.S. Treasury notes	$18,009	$18,009		$—	$—
Loans held for sale, at fair value	757,001	—		278,678	478,323
Loans held for investment, at fair value	305,720	—		—	305,720
Individually evaluated loans[1]	81,337	—		—	81,337
Other real estate owned, at fair value[2]	5,629	—		—	5,629
Other real estate owned, at LCM[1,2]	2,261	—		—	2,261
Residuals in securitizations, at fair value[3]	76,701	—		—	76,701
Servicing assets, at fair value	17,023	—		—	17,023
Servicing assets, at LCM[1]	30,540	—		—	30,540
Joint ventures and other non-control investments, at fair value	51,390	7,960	[5]	—	43,430
Derivative instruments[1,2,3]	232	—		232	—
Total assets measured at fair value	$1,345,843	$25,969		$278,910	$1,040,964
Liabilities:
Equity warrants[3,4]	$77	$—		$—	$77
Total liabilities measured at fair value	$77	$—		$—	$77
1    Non-recurring.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
4    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
5    Four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.99 on September 30, 2025.

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

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Non-Control Investments	Residuals in Securitizations, at FV	Servicing Assets, at FV	Equity Warrants[1]	Other Real Estate Owned[2]
Fair value, December 31, 2024	$369,746	$372,286	$57,678	$—	$22,062	$133	$3,764
Reclasses between loans at FV and LCM	—	7,133	—	—	—	—	—
Sales	282	(261,392)	—	—	—	—	(1,937)
Principal payments received	(53,905)	(4,678)	—	—	—	—	—
Foreclosed real estate acquired	(4,405)	—	—	—	—	—	4,405
SBA loans, funded	—	72,723	—	—	—	—	—
ALP loans, funded	—	250,635	—	—	—	—	—
Purchases and repurchases of loans	4,669	25,094	—	—	—	—	—
Residuals in securitizations, notional	—	—	—	32,481	—	—	—
Additions[3]	—	—	2,268	—	—	—	—
Capital contributions	—	—	15,835	—	—	—	—
Returns of capital[4]	—	—	(31,857)	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	(1,075)	21,378	(494)	44,220	12	(56)	(603)
Other factors	(9,592)	—	—	—	(5,051)	—	—
Transfers out of Level 3[5]	—	(4,856)	—	—	—	—	—
Fair value, September 30, 2025	$305,720	$478,323	$43,430	$76,701	$17,023	$77	$5,629
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Investment in IPM.
4    Includes $26.2 million of loans and accrued interest returned as part of the acquisition of 100% of NCL JV.
5    As of April 1, 2025, the Company is using broker quotes to calculate the fair value of its unguaranteed portions of its SBA 7(a) loans moving them from Level 3 to Level 2.

	Nine Months Ended September 30, 2024
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Non-Control Investments	Servicing Assets, at FV	Equity Warrants[1]	Other Real Estate Owned[2]
Fair value, December 31, 2023	$469,801	$118,867	$41,587	$29,336	$141	$1,110
Reclasses between loans HFS and HFI	—	—	—	—	—	—
Reclasses between loans at FV and LCM	263	2,508	—	—	—	—
Sales	(2,888)	(166,648)	—	—	—	(956)
Principal payments received	(54,656)	(9,375)	—	—	—	—
Foreclosed real estate acquired	(2,251)	—	—	—	—	2,251
SBA loans, funded	122	12,966	—	—	—	—
ALP loans, funded	—	191,440	—	—	—	—
Mortgage loans, funded	—	79,432	—	—	—	—
Additions	—	—	—	14	—	—
Purchases and repurchases of loans	1,296	—	—	—	—	—
Capital contributions/(distributions)	—	—	5,341	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	2,614	13,058	9,562	805	(33)	(206)
Other factors	(19,830)	(23)	—	(6,188)	—	—
Fair Value, September 30, 2024	$394,471	$242,225	$56,490	$23,967	$108	$2,199
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2025 and December 31, 2024. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2025 and December 31, 2024.

	Fair Value as of		Weighted	Range
	September 30, 2025	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$232,575	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$73,145	Market yields	7.00%	7.00%	7.00%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$478,323	Market yields	7.17%	6.44%	11.75%
		Cumulative prepayment rate	58.18%	22.50%	65.00%
		Average cumulative default rate	10.82%	5.00%	21.00%
Joint ventures and non-control investments	$43,430	Market yields	7.42%	7.64%	12.00%
		Cost of equity	14.00%	12.00%	18.00%
		Weighted average cost of capital	9.18%	8.00%	22.57%
Residuals in securitizations, at FV	$76,701	Market yields	7.64%	7.64%	7.64%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.50%	8.50%	10.50%
Servicing assets, at FV	$17,023	Market yields	11.75%	11.75%	11.75%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Other real estate owned, at FV	$5,629	Appraised value	N/A	N/A	N/A
Liabilities:
Equity warrants	$77	Expected volatility	43.00%	43.00%	43.00%
		Dividend yield	6.60%	6.60%	6.60%
		Risk free rate	3.96%	3.96%	3.96%

	Fair Value as of		Weighted	Range
	December 31, 2024	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$302,442	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$67,304	Market yields	7.30%	7.30%	7.30%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$372,286	Market yields	7.62%	7.08%	8.18%
		Cumulative prepayment rate	59.78%	50.00%	70.00%
		Average cumulative default rate	9.89%	5.00%	15.00%
Joint ventures and non-control investments	$57,678	Market yields	8.40%	8.00%	12.00%
		Cost of equity	11.00%	8.00%	14.00%
		Weighted average cost of capital	7.72%	6.00%	23.98%
Servicing assets, at FV	$22,062	Market yields	12.00%	12.00%	12.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Assets held for sale	$21,308	Present value factor	90.70%	89.50%	93.20%
		Discount rate	10.23%	7.27%	11.71%
Other real estate owned	$3,764	Appraised value	N/A	N/A	N/A
Liabilities:
Equity warrants	$133	Expected volatility	48.00%	48.00%	48.00%
		Dividend yield	6.00%	6.00%	6.00%
		Risk free rate	4.52%	4.52%	4.52%

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	September 30, 2025
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$3,980	$3,980	$—	$—	$3,980
Restricted cash	24,737	24,737	—	—	24,737
Interest bearing deposits in banks	188,214	188,214	—	—	188,214
Debt securities available-for-sale, at FV	18,009	18,009	—	—	18,009
Loans HFS, at FV	757,001	—	203,586	553,415	757,001
Loans HFS, at LCM	28,678	—	—	28,678	28,678
Loans HFI, at FV	305,720	—	—	305,720	305,720
Loans HFI, at amortized cost, net of deferred fees and costs	834,087	—	—	944,601	944,601
Federal Home Loan Bank and Federal Reserve Bank stock	4,064	—	4,064	—	4,064
Joint ventures and other non-control investments, at FV	51,390	7,960	—	43,430	51,390
Residuals in securitizations, at FV	76,701	—	—	76,701	76,701
Financial Liabilities:
Time deposits	481,531	—	482,945	—	482,945
Borrowings	748,549	—	302,403	452,022	754,425

	December 31, 2024
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,941	$6,941	$—	$—	$6,941
Restricted cash	28,226	28,226	—	—	28,226
Interest bearing deposits in banks	346,207	346,207	—	—	346,207
Debt securities available-for-sale, at FV	23,916	23,916	—	—	23,916
Loans HFS, at FV	372,286	—	—	372,286	372,286
Loans HFS, at LCM	58,803	—	—	58,856	58,856
Loans HFI, at FV	369,746	—	—	369,746	369,746
Loans HFI, at amortized cost, net of deferred fees and costs	621,651	—	—	668,687	668,687
Federal Home Loan Bank and Federal Reserve Bank stock	3,585	—	3,585	—	3,585
Joint ventures and other non-control investments, at FV	57,678	—	—	57,678	57,678
Financial Liabilities:
Time deposits	409,251	—	410,442	—	410,442
Borrowings	708,041	—	306,549	413,818	720,367

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	September 30, 2025	December 31, 2024
Non-interest-bearing:
Demand	$21,771	$11,142
Interest-bearing:
Checking	154,754	103,978
Money market	64,284	62,001
Savings	455,624	386,680
Time deposits	481,531	409,251
Total interest-bearing	1,156,193	961,910
Total deposits	$1,177,964	$973,052

Time deposits, money market, and interest-bearing checking obtained through brokers	$38,100	$27,100
Aggregate amount of deposit accounts that exceeded the FDIC limit	$177,929	$140,679
Deposit overdrafts reclassified as loan balances	$16	$17
Certificates of deposit in excess of $0.25 million	$177,485	$99,231

The following table summarizes the scheduled maturities of time deposits:

2025	$158,023
2026	275,302
2027	37,559
2028	10,509
2029	117
Thereafter	21
Total time deposits	$481,531

NOTE 11—BORROWINGS:

At September 30, 2025 and December 31, 2024, the Company had borrowings composed of the following:

	September 30, 2025			December 31, 2024
	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate
Bank Borrowings[1]:
NMS Webster Note[2]	$—	$—	6.68%	$54,871	$32,688	7.30%
NMS Goldman Facility[3]	95,000	88,617	9.83%	—	—	—%
SPV I Capital One Facility	100,000	23,155	7.13%	60,000	21,192	7.22%
SPV II Deutsche Bank Facility	170,000	103,970	7.73%	120,000	54,036	7.57%
SPV III One Florida Bank Facility	35,000	8,262	8.25%	30,000	23,011	8.50%
FHLB Advances	14,000	7,862	2.79%	20,000	15,330	2.19%
Parent Company Notes[1]:
2025 Notes[4]	—	—	5.00%	30,000	29,913	5.00%
2026 Notes	115,000	114,820	5.50%	115,000	114,282	5.50%
2027 Notes[5]	50,000	49,960	8.125%	50,000	49,944	8.125%
2028 Notes	40,000	38,986	8.00%	40,000	38,726	8.00%
2029 Notes	71,808	69,938	8.50%	71,875	69,622	8.50%
2029 Notes	75,000	73,028	8.625%	75,000	72,662	8.625%
2030 Notes[6]	30,000	29,355	8.375%	—	—	—%
Notes payable - Securitization Trusts[1]	142,560	140,596	6.94%	189,231	186,635	7.32%
Total borrowings	$938,368	$748,549	7.65%	$855,977	$708,041	7.22%

Outstanding borrowings that are presented net of deferred financing costs, which include the bank borrowings, the Parent Company Notes, and the Notes payable - Securitization Trusts, consisted of the following:

	September 30, 2025			December 31, 2024
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Bank Borrowings:
NMS Webster Note[2]	$—	$—	$—	$32,894	$(206)	$32,688
NMS Goldman Facility[3]	90,000	(1,383)	88,617	—	—	—
SPV I Capital One Facility	23,740	(585)	23,155	21,300	(108)	21,192
SPV II Deutsche Bank Facility	104,691	(721)	103,970	54,800	(764)	54,036
SPV III One Florida Bank Facility	8,307	(45)	8,262	23,075	(64)	23,011
Parent Company Notes:
2025 Notes (5.00%)[3]	—	—	—	30,000	(87)	29,913
2026 Notes (5.50%)	115,000	(180)	114,820	115,000	(718)	114,282
2027 Notes (8.125%)[4]	50,000	(40)	49,960	50,000	(56)	49,944
2028 Notes (8.00%)	40,000	(1,014)	38,986	40,000	(1,274)	38,726
2029 Notes (8.50%)	71,808	(1,870)	69,938	71,875	(2,253)	69,622
2029 Notes (8.625%)	75,000	(1,972)	73,028	75,000	(2,338)	72,662
2030 Notes (8.375%)[5]	30,000	(645)	29,355	—	—	—
Notes Payable - Securitization Trusts	142,560	(1,964)	140,596	189,231	(2,596)	186,635
1    Net of deferred financing costs.
2     On September 26, 2025, the NMS Webster Note was repaid in full. Refer to more detailed information below.
3    On September 26, 2025, NMS entered into the Goldman Facility. Refer to more detailed information below.
4    On March 31, 2025, the 2025 5.00% Notes matured.
5    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the

2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.
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
NMS Webster Note
On September 26, 2025, the Company’s wholly-owned subsidiary NMS repaid in full all of the outstanding obligations under that certain Credit Agreement, dated as of November 8, 2018. As a result, the Webster Credit Agreement and the other loan documents executed in connection therewith have been terminated, including that certain Parent Guaranty Agreement, dated as of November 8, 2018, by and between the Company and Webster Bank. No early termination penalties were incurred by the Company or the Loan Parties as a result of the termination. As a result of the termination, the Company recognized a $0.2 million loss on extinguishment of debt.
NMS Goldman Facility
On September 26, 2025, NMS and its wholly-owned subsidiary, Mobil Money, LLC (collectively, the “Borrowers”), together with NBSH Holdings, LLC, the direct sole member of NMS, as guarantor, entered into a Credit and Guaranty Agreement (the “Goldman Credit Agreement”), with Private Credit at Goldman Sachs Alternatives ("Goldman") as Administrative Agent and Collateral Agent thereunder and the lenders party thereto from time to time (the “Lenders”). Pursuant to the terms of the Goldman Credit Agreement, the Lenders made available to the Borrowers term loans up to an aggregate principal amount of $90.0 million (the “Term Loans”) and a revolving facility up to an aggregate principal amount of $5.0 million (together with the Term Loans, collectively the “Goldman Facility”). The Goldman Facility will mature on September 26, 2030. The Company incurred approximately $1.4 million of deferred financing costs in connection with the Goldman Facility.

On September 26, 2025, the Borrowers drew down the full $90.0 million in Term Loans and used the proceeds to repay in full the outstanding amounts under the Webster Facility and pay transaction expenses related to the closing of the Goldman Facility. In addition, the Borrowers used the proceeds to fund $58.5 million of loans to the Company. The Company intends to use the proceeds of such loans to repay and reduce the Company’s outstanding unsecured debt, repurchase Company common shares (subject to market conditions and the terms of existing or any future share repurchase authorizations by the Company’s board of directors) and for other general corporate purposes.

Pursuant to the terms of the guaranty under the Goldman Credit Agreement, NBSH has unconditionally guaranteed the prompt and unconditional payment of all of the Borrowers’ obligations under the Goldman Credit Agreement.
SPV I Capital One Facility
Newtek ALP Holdings’ subsidiary (our indirect subsidiary) SPV I maintains a credit facility with Capital One. On July 28, 2025 the facility was upsized to maximum borrowings of $100.0 million. Capital One’s commitments to fund new amounts terminate in July 2027, with all amounts due under the Facility maturing in July 2028. The Company incurred approximately $0.6 million of deferred financing costs in connection with this upsize.

Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest expense	$13,666	$12,976	$41,016	$38,923

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability[3]	Maturity (years)	Notional[1]	Asset[2]	Liability[3]	Maturity (years)
5-year Treasury Futures	$(150,704)	$232	$—	0.25 years	$(153,049)	$715	$—	0.25 years
1    Shown as a negative number when the position is sold short.
2     Shown in Other assets in the accompanying Consolidated Statements of Financial Condition.
3    Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other noninterest income in the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$1,054	$(1,202)	$356	$(2,015)	$(482)	$(3,393)	$562	$(1,527)
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

NOTE 13—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2030. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses. In addition, during 2025, the Company entered into one-year employment agreements with its named executive officers.
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

The following summarizes the Company’s obligations and commitments, as of September 30, 2025 for future minimum cash payments required under operating lease and employment agreements:

Year	Operating Leases	Employment Agreements[1]	Total
2025	$167	$702	$869
2026	499	702	1,201
2027	329	—	329
2028	242	—	242
2029	249	—	249
Thereafter	2,237	—	2,237
Total	$3,723	$1,404	$5,127
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

Unfunded Commitments

At September 30, 2025, the Company had $106.4 million of unfunded commitments consisting of $29.1 million in connection with its SBA 7(a) loans, $69.8 million in connection with its SBA 504 loans, and $7.5 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

NOTE 14—SHAREHOLDERS EQUITY:

Preferred Stock

Series A Preferred Stock

On February 3, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Patriot Financial Partners IV, L.P., and Patriot Financial Partners Parallel IV, L.P. (collectively, “Patriot”) in respect of 20 thousand shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share (the “Series A Preferred Stock”), in a private placement transaction. The aggregate purchase price was $20.0 million. Each share of Series A Preferred Stock was issued at a price of $1.0 thousand per share and was convertible at Patriot’s option into 47.54 shares of the Company’s Common Stock. The Company had not issued preferred stock prior to February 3, 2023.

On September 16, 2025, the Company entered into a Securities Purchase and Exchange Agreement (the “Purchase and Exchange Agreement”) with Patriot, pursuant to which Patriot exchanged (i) the 20 thousand outstanding shares of the Company’s Series A Preferred Stock originally issued to Patriot for an aggregate purchase price of $20.0 million and (ii) $10 million in cash, for 2,307,692 shares of the Company’s Common Stock (the “Shares”). Patriot is subject to restrictions on transferring the Shares for two years following the date of the Purchase and Exchange Agreement without the Company’s consent, subject to certain customary exceptions.

Series B Preferred Stock

On August 20, 2025, the Company closed an offering of 2,000,000 depository shares (the “Depository Shares”), each representing a 1/40th interest in a share of the Company’s 8.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share). The offering generated approximately $48.357 million in net proceeds to the Company. The newly issued Series B Preferred Stock will pay (and the holders of the Depository Shares will correspondingly receive) a non-cumulative 8.500% per annum cash dividend (payable quarterly when, as and if declared by the Company’s Board, on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2025) through October 1, 2030, at which time the dividend rate will reset based on the five-year US treasury rate on the relevant determination date plus a fixed spread and thereafter will reset on the fifth anniversary of the preceding reset date, with the dividend rate determined in the same manner. The Depository Shares are listed on the Nasdaq Global Market® under the ticker symbol “NEWTP.” The Company has not subsequently issued any preferred stock.

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

The following table summarizes the total shares sold and net proceeds received under the ATM Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares sold	425	—	425	1,100
Net weighted average price per share	$12.22	$—	$12.22	$12.56
Net proceeds	$5,090	$—	$5,090	$13,818
Placement agent fees paid	$104	$—	$104	$282

We used the net proceeds for funding investments in accordance with our investment objective and strategies and for general corporate purposes including repaying outstanding indebtedness and other general corporate purposes.

Stock and Debt Repurchase Programs

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

The following table summarizes the total Common Shares repurchased and net proceeds received under the stock repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	—	—	16	—
Net weighted average price per share	$—	$—	$10.42	$—
Net proceeds	$—	$—	$167	$—

In addition, on September 11, 2025, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2029 Notes during the following six months. The actual timing and amount of any repurchases under the plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its debt securities under this debt repurchase program. Pursuant to the debt repurchase program, the Company repurchased 2,700 shares of its 2029 8.50% Notes on September 22, 2025.

Dividends and Distributions

Preferred Stock

The Company’s dividends and distributions on its Preferred Stock are recorded on the declaration date. The following table summarizes dividend declarations and distributions on the Series A and Series B Preferred Stock during the nine months ended September 30, 2025 and 2024:

Date Declared	Series[1]	Record Date	Payment Date	Amount Per Share		Cash Distribution
Nine months ended September 30, 2025
March 31, 2025	A	March 30, 2025	April 1, 2025	$20.00		$400
June 30, 2025	A	June 30, 2025	July 1, 2025	$20.00		$400
September 29, 2025	B	September 29, 2025	October 1, 2025	$9.44	[2]	$472	[2]

Nine months ended September 30, 2024
March 19, 2024	A	March 28, 2024	April 1, 2024	$20.00		$400
June 27, 2024	A	June 28, 2024	July 1, 2024	$20.00		$400
September 16, 2024	A	September 30, 2024	October 1, 2024	$20.00		$400
1    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.
2    Prorated for the initial dividend period from the date of the issuance of the Series B preferred stock on August 20, 2025.

Common Stock

The Company’s dividends and distributions on the Common Stock are recorded on the declaration date. Effective December 8, 2023, the Company terminated the DRIP. The following table summarizes the Company’s dividend declarations and distributions, including dividend shares issued on vested restricted stock awards, during the nine months ended September 30, 2025 and 2024:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	Dividend Shares Issued on Unvested RSAs
Date Declared					#	$
Nine months ended September 30, 2025
March 31, 2025	April 15, 2025	April 30, 2025	$0.19	$4,835	35	$367
June 25, 2025	July 9, 2025	July 21, 2025	$0.19	$4,836	—	$—
September 30, 2025	October 14, 2025	October 24, 2025	$0.19	$5,387	3	$54

Nine months ended September 30, 2024
March 19, 2024	April 1, 2024	April 15, 2024	$0.19	$4,617	6	$71
June 27, 2024	July 9, 2024	July 19, 2024	$0.19	$4,827	5	$78
September 16, 2024	October 10, 2024	October 21, 2024	$0.19	$4,837	8	$114

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income available to common shareholders	$17,429	$11,534	$39,699	$31,329
Weighted-average basic shares outstanding	25,600	25,425	25,310	24,773
Basic earnings per share	$0.68	$0.45	$1.57	$1.26
Diluted earnings per share:
Net income, for diluted earnings per share	$17,429	$11,534	$39,699	$31,329
Add: Preferred dividends on dilutive Series A convertible preferred stock¹	—	400	—	—
Net income, for diluted earnings per share	$17,429	$11,934	$39,699	31,329
Total weighted-average basic shares outstanding	25,600	25,425	25,310	24,773
Add effect of dilutive restricted stock awards²	443	213	458	151
Add effect of dilutive Series A convertible preferred stock³	—	951	—	—
Total weighted-average diluted shares outstanding[4]	26,043	26,589	25,768	24,924
Diluted earnings per share	$0.67	$0.45	$1.54	$1.26
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	48	48	48	998
1    For periods presented other than the three months ended September 30, 2024, the Series A convertible preferred stock was anti-dilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
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
4    For the three and nine months ended September 30, 2025 and September 30, 2024, the warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.

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

	2023 Plan[1]	2015 Plan
Restricted Stock authorized under the plan[2]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2021 and prior	—	(438)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Year ended December 31, 2024	(497)	—
Nine months ended September 30, 2025	33	—
Total net restricted stock (granted)/forfeited	(546)	(661)
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

Details of the Company’s outstanding shares related to restricted stock awards as of September 30, 2025 and December 31, 2024 are outlined below:

	September 30, 2025	December 31, 2024
Shares outstanding related to grants of restricted stock awards	508	771
Weighted average grant date fair value of awards	$12.95	$14.51
Additional shares outstanding related to dividends on awards	48	59

As of September 30, 2025 and December 31, 2024, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows:

	September 30, 2025	December 31, 2024
Unrecognized compensation expense on unvested awards	$2,560	$5,929
Weighted-average period of unrecognized compensation expense	1.2 years	1.0 year

Employee Stock Purchase Plan (ESPP)

On June 14, 2023, the Company's stockholders approved the ESPP. The initial aggregate number of shares of Common Stock that may be purchased under the ESPP will not exceed 0.2 million shares. Under the terms of the ESPP, employees may authorize the withholding of up to 15% of their eligible compensation to purchase our shares of Common Stock, not to exceed $25 thousand of Common Stock for any calendar year. The purchase price per shares acquired under the ESPP will never be less than 85% of the fair market value of the lesser of our Common Stock on the offering date or purchase date. The Compensation, Corporate Governance and Nominating Committee of our Board, in its discretion, may terminate the ESPP at any time with respect to any shares for which options have not been granted and has the right to amend the ESPP with stockholder approval within 12 months before or after the adoption of the amendment. The difference between the Common Stock’s fair value and the employee’s discounted purchase price is expensed at the time of purchase.

The following table summarizes the Company’s ESPP activity from inception through September 30, 2025:

	Nine Months Ended September 30, 2025				Year Ended December 31, 2024
	Offering Period			Total	Offering Period			Total
Commencement date	4/1/2025	4/1/2025	10/1/2024		10/1/2024	4/1/2024	10/1/2023
End date	9/15/2025	6/15/2025	3/15/2025		12/15/2024	9/15/2024	3/15/2024
Shares purchased	6	9	4	19	5	10	5	20
Weighted average share price	$10.77	$9.40	$10.97	$10.16	$11.03	$10.21	$9.83	$10.32
Total purchased, net of discount	$62	$80	$48	$190	$55	$101	$51	$207

The ESPP share activity is as follows:

Shares
ESPP shares authorized under the plan	200
ESPP shares purchased during:
Year ended December 31, 2023	(4)
Year ended December 31, 2024	(20)
Period ended September 30, 2025	(19)
Available for future purchases, September 30, 2025	157

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock awards	$611	$913	$3,972	$2,244
ESPP	8	5	36	17
Total compensation cost recognized for stock-based compensation plans	$619	$918	$4,008	$2,261

NOTE 17—INCOME TAXES:

Effective Tax Rate

The effective tax rate was 26.16% and 27.62% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2025, due primarily to the recognition of the difference in basis in the Company’s investment in NTS and state taxes. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2024, due primarily due to state taxes.

The effective tax rate was 28.58% and 30.03% for the three months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rate differs from the federal tax rate of 21% for the three months ended September 30, 2025 and September 30, 2024 primarily due to state taxes.

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

Alternative Lending

Alternative Lending includes NALH (Newtek ALP Holdings) and its subsidiaries. The Company has originated loans under its Alternative Lending Program (ALP) since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company may continue to source JV partners to participate in the ALP, the Company’s subsidiary Newtek ALP Holdings (NALH) currently originates ALP loans designated as HFI. The Company does not expect any significant changes to the underwriting or terms of loans in its ALP.

NSBF

NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank; no new loan origination activity takes place. A material portion of NSBF’s legacy portfolio of SBA 7(a) loans reside in three securitization trusts.
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

Former Reportable Segment

Technology

NTS provided website hosting, web design and development, dedicated server hosting, cloud hosting, internet marketing, ecommerce, data storage, backup and disaster recovery, and other related services for commercial clients. As a result of commitments made to the Federal Reserve in connection with the Acquisition, the Company divested of NTS on January 2, 2025. As a result of the Company’s completion of the NTS Sale, Technology is no longer be reported as a reportable segment. See NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

The following tables provide financial information for the Company's segments:

As of and for the nine months ended September 30, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$74,811	$(7)	$19,566	$(69)	$19,239	$(372)	$1,872	$(1,829)	$933	$(642)	$113,502
Interest expense	30,943	(616)	6,141	—	9,521	—	2,088	(49)	25,318	(2,249)	71,097
Net interest income/(loss)	43,868	609	13,425	(69)	9,718	(372)	(216)	(1,780)	(24,385)	1,607	42,405
Provision for loan credit losses	30,334	—	—	—	—	—	—	—	—	—	30,334
Net interest income after provision for loan credit losses	13,534	609	13,425	(69)	9,718	(372)	(216)	(1,780)	(24,385)	1,607	12,071
Noninterest income	105,339	(21,734)	55,537	—	(7,491)	—	35,881	(1,910)	73,788	(70,349)	169,061
Electronic payment processing expense	—	—	—	—	—	—	14,333	(1,160)	131	—	13,304
Salaries and employee benefits expense	43,339	(3,463)	859	(859)	285	188	6,514	(1,007)	13,428	5,140	64,424
Professional services expense	4,049	—	216	—	1,447	—	329	—	5,491	—	11,532
Other loan origination and maintenance expense	19,160	(11,136)	5,483	(3,748)	11,449	(6,776)	—	—	100	(64)	14,468
Depreciation and amortization	129	—	—	—	155	—	265	—	—	—	549
Loss on extinguishment of debt	—	—	—	—	—	—	179	—	—	—	179
Other general and administrative costs	10,564	(316)	1,959	(43)	2,503	(3)	1,492	(261)	5,768	(474)	21,189
Income before taxes	41,632	(6,210)	60,445	4,581	(13,612)	6,219	12,553	(1,262)	24,485	(73,344)	55,487
Income tax expense (benefit)	10,766	(10,766)	—	—	—	—	(3)	—	3,753	10,766	14,516
Net income	$30,866	$4,556	$60,445	$4,581	$(13,612)	$6,219	$12,556	$(1,262)	$20,732	$(84,110)	$40,971

Assets	$1,520,476	$(31,544)	$625,297	$(152,070)	$415,364	$(48,251)	$120,028	$(98,083)	$762,879	$(714,997)	$2,399,099
Goodwill & intangible assets	$820		$—		$—		$13,813		$—		$14,633
Amortization of intangible assets	$129		$—		$—		$—		$—		$129

As of and for the nine months ended September 30, 2024
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$48,884	$—	$9,811	$(10)	$3	$(3)	$28,894	$(315)	$1,776	$(1,741)	$1,817	$(1,425)	$87,691
Interest expense	20,635	(469)	2,855	—	—	—	16,733	—	2,289	(60)	19,660	(2,965)	58,678
Net interest income/(loss)	28,249	469	6,956	(10)	3	(3)	12,161	(315)	(513)	(1,681)	(17,843)	1,540	29,013
Provision for loan credit losses	16,742	—	—	—	—	—	—	—	—	—	—	—	16,742
Net interest income after provision for loan credit losses	11,507	469	6,956	(10)	3	(3)	12,161	(315)	(513)	(1,681)	(17,843)	1,540	12,271
Noninterest income	100,326	(20,389)	31,555	—	19,701	(5,232)	(15,475)	—	39,090	(3,044)	45,091	(38,385)	153,238
Technology services expense	—	—	—	—	8,846	(222)	—	—	—	—	—	—	8,624
Electronic payment processing expense	—	—	—	—	—	—	—	—	15,889	(912)	—	—	14,977
Salaries and employee benefits expense	35,134	(1,859)	—	—	6,636	—	381	341	5,659	11	12,635	1,507	60,445
Professional services expense	2,769	—	127	—	335	—	1,664	—	522	—	5,820	—	11,237
Other loan origination and maintenance expense	14,077	(10,011)	4,117	(2,633)	17	—	12,065	(8,460)	—	—	290	(71)	9,391
Depreciation and amortization	138	—	—	—	1,062	—	73	—	264	—	33	—	1,570
Other general and administrative costs	9,240	(1,909)	120	—	2,860	(204)	463	(9)	2,070	(1,313)	5,148	(2,140)	14,326
Income before taxes	50,475	(6,141)	34,147	2,623	(52)	(4,809)	(17,960)	7,813	14,173	(2,511)	3,322	(36,141)	44,939
Income tax expense (benefit)	15,136	(15,136)	—	—	—	—	—	—	—	—	(2,726)	15,136	12,410
Net income	$35,339	$8,995	$34,147	$2,623	$(52)	$(4,809)	$(17,960)	$7,813	$14,173	$(2,511)	$6,048	$(51,277)	$32,529

Other Segment Disclosures:
Assets	$935,319	$(22,719)	$336,605	$(116,051)	$21,919	$(1,400)	$536,000	$(82,082)	$62,710	$(36,007)	$651,769	$(611,893)	$1,674,170
Goodwill & intangible assets	$980		$—		$—		$—		$13,814		$—		$14,794
Amortization of intangible assets	$593		$—		$—		$—		$—		$—		$593

The following tables provide financial information for the Company's segments:

As of and for the three months ended September 30, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$27,720	$(3)	$5,529	$(35)	$5,889	$(115)	$737	$(720)	$219	$(127)	$39,094
Interest expense	11,154	(217)	2,110	—	2,974	—	806	(17)	8,496	(761)	24,545
Net interest income/(loss)	16,566	214	3,419	(35)	2,915	(115)	(69)	(703)	(8,277)	634	14,549
Provision for loan credit losses	7,712	—	—	—	—	—	—	—	—	—	7,712
Net interest income after provision for loan credit losses	8,854	214	3,419	(35)	2,915	(115)	(69)	(703)	(8,277)	634	6,837
Noninterest income	34,848	(7,424)	22,079	—	(2,208)	—	11,853	(636)	27,346	(25,470)	60,388
Electronic payment processing expense	—	—	—	—	—	—	4,767	(386)	47	1	4,429
Salaries and employee benefits expense	14,140	(1,152)	203	(204)	43	(44)	2,013	(289)	3,574	1,689	19,973
Professional services expense	1,482	—	50	—	480	—	147	—	1,634	—	3,793
Other loan origination and maintenance expense	7,056	(3,677)	2,529	(1,567)	4,724	(2,155)	—	—	(125)	(21)	6,764
Depreciation and amortization	43	—	—	—	—	—	86	—	—	—	129
Loss on extinguishment of debt	—	—	—	—	—	—	179	—	—	—	179
Other general and administrative costs	3,286	(119)	398	—	344	—	380	(79)	2,833	(151)	6,892
Income before taxes	17,695	(2,262)	22,318	1,736	(4,884)	2,084	4,212	(585)	11,106	(26,354)	25,066
Income tax expense (benefit)	5,121	—	—	—	—	—	—	—	2,044	—	7,165
Net income	$12,574	$(2,262)	$22,318	$1,736	$(4,884)	$2,084	$4,212	$(585)	$9,062	$(26,354)	$17,901

Assets	$1,520,476	$(31,544)	$625,297	$(152,070)	$415,364	$(48,251)	$120,028	$(98,083)	$762,879	$(714,997)	$2,399,099
Goodwill & intangible assets	$820		$—		$—		$13,813		$—		$14,633
Amortization of intangible assets	$43		$—		$—		$—		$—		$43

As of and for the three months ended September 30, 2024
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$18,820	$—	$3,528	$(5)	$2	$(2)	$8,871	$(103)	$612	$(601)	$594	$(445)	$31,271
Interest expense	7,603	(158)	648	—	—	—	5,079	—	730	(16)	7,386	(982)	20,290
Net interest income/(loss)	11,217	158	2,880	(5)	2	(2)	3,792	(103)	(118)	(585)	(6,792)	537	10,981
Provision for loan credit losses	6,928	—	—	—	—	—	—	—	—	—	—	—	6,928
Net interest income after provision for loan credit losses	4,289	158	2,880	(5)	2	(2)	3,792	(103)	(118)	(585)	(6,792)	537	4,053
Noninterest income	35,424	(7,036)	15,237	—	5,494	(2,008)	(8,845)	—	12,469	(498)	21,299	(19,685)	51,851
Electronic payment processing expense	—	—	—	—	—	—	—	—	4,730	(292)	—	—	4,438
Salaries and employee benefits expense	11,337	(628)	—	—	2,123	—	117	113	1,665	—	3,908	514	19,149
Technology services expense	—	—	—	—	1,832	(36)	—	—	—	—	—	—	1,796
Professional services expense	853	—	25	—	160	—	679	—	156	—	2,056	—	3,929
Other loan origination and maintenance expense	5,207	(3,683)	1,666	(979)	11	—	4,509	(2,672)	—	—	96	(23)	4,132
Depreciation and amortization	44	—	—	—	362	—	25	—	80	—	6	—	517
Other general and administrative costs	3,026	(812)	49	—	908	(71)	407	(3)	665	(450)	2,008	(841)	4,886
Income before taxes	19,246	(1,755)	16,377	974	100	(1,903)	(10,790)	2,459	5,055	(341)	6,433	(18,798)	17,057
Income tax expense (benefit)	5,760	(11,101)	—	—	—	—	—	—	—	—	(637)	11,101	5,123
Net income	$13,486	$9,346	$16,377	$974	$100	$(1,903)	$(10,790)	$2,459	$5,055	$(341)	$7,070	$(29,899)	$11,934

Other Segment Disclosures:
Assets	$935,319	$(22,719)	$336,605	$(116,051)	$21,919	$(1,400)	$536,000	$(82,082)	$62,710	$(36,007)	$651,769	$(611,893)	$1,674,170
Goodwill & intangible assets	$980		$—		$—		$—		$13,814		$—		$14,794
Amortization of intangible assets	$192		$—		$—		$—		$—		$—		$192

NOTE 19—SUBSEQUENT EVENTS:

Note Purchase and Exchange

On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. One of the investors also agreed to purchase $2.0 million in newly issued additional principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act.

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
•changes to the SBA 7(a) loan program, including recent revisions to SBA Standard Operating Procedure (“SOP”) as well as the impact of the current Federal government shutdown on the SBA, including the SBA 7(a) Program and SBA 504 program, each of which are currently frozen as a result of the current Federal government shutdown and could materially and adversely affect Newtek Bank’s lending business; and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC, including the documents we incorporate by reference.

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

Executive Overview

We are a financial holding company owning Newtek Bank - a branchless OCC nationally chartered bank. In 2023, we converted to a financial holding company from a BDC and a non-bank lender (see below). Our target market is owners and prospective owners of SMBs and our services are offered online and in some cases delivered and fulfilled by our staff via video and voice calls. We offer lending products, FDIC insured deposit products and services, payments processing, payroll services and insurance brokerage services. We source our business through our NewtekOne.com web site, our alliance partner network and our marketing database, which is facilitated through our patented NewTracker® platform. Our loan products include SBA 7(a), ALP, SBA 504, and traditional C&I and CRE bank loans. Our deposit products primarily include consumer high yield savings accounts, high yield certificates of deposit, zero-fee business checking, and business money market accounts. We offer business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market.

Our process to extend credit to borrowers begins with technology, but finishes with credit committee approval. We record CECL reserves on loans held for investment at amortized cost, which for unguaranteed SBA 7(a) loans exceeds 6%. For SBA7(a) loans, we hold the unguaranteed portion and sell portions guaranteed by the SBA, within approximately ninety days of origination (or we may hold guaranteed portions for longer periods), for premiums that have historically exceeded 10%, depending on loan characteristics and market conditions. Unlike traditional financial and bank holding companies, the majority of our income is driven and influenced by noninterest income, specifically gains on sales and market value adjustments on loans. We sell certain loans servicing retained, in which case we record a servicing asset that increases our gain on sale and provides a stream of future income to the extent the loan balance continues to be outstanding.

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
Additionally, we and our subsidiaries provide a wide range of business and financial solutions to independent business owner relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans, ALP loans, C&I loans, CRE loans and ABL loans; Electronic Payment Processing, personal and commercial lines Insurance Services, and Payroll and Benefits Solutions to independent business owner relationships nationwide across all industries. With the divestiture of NTS, we no longer provide Managed Technology Solutions to our clients, however, we are currently referring our clients to IPM for its offering of Managed Technology Solutions and can earn a finder’s fee pursuant to a referral promotion agreement. We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined independent business owners (SMBs) as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 34 million businesses in the United States. We make loans and provide business and financial solutions to the SMB market through our bank and non-bank subsidiaries. In addition, we now offer the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts in the areas of Business Lending, Electronic Payment Processing, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, the Newtek Advantage provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for PMT clients to make payroll directly from the Newtek Advantage business portal.

The Company has originated loans under its ALP since 2019. These loans have terms between 10 and 25 years, bear fixed interest rates that reset every five years, and have prepayment penalties. The criteria evaluated in underwriting ALP loans and the terms of these loans have been generally consistent over the ALP’s existence. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell the loans to a JV. While the Company may continue to source JV partners to participate in the ALP, during the third quarter of 2024, we made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor. For example, during the second quarter of 2025, Newtek ALP Holdings closed a securitization backed by $216,564,700 of ALP loans. The Company could also originate ALP loans designated as HFI.

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

Newtek Bank is a national bank and nationally licensed SBA lender under the SBA 7(a) Program, and originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national lender with PLP status allows Newtek Bank to expedite the origination of SBA 7(a) loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See 2024 Form 10-K, “ITEM 1A. RISK FACTORS - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.” and “ITEM 1A. RISK FACTORS - Risks Related to SBA Lending - A governmental failure to fund the SBA could adversely affect Newtek Bank’s SBA 7(a) loan originations and our results of operations.”

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

Income

For the quarterly period ended September 30, 2025, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended September 30, 2025, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned and then securitized by NCL JV (dissolved in September 2025), TSO JV and Newtek ALP Holdings. These recurring fees are outlined in servicing agreements and were recorded when earned. In addition, we generated revenue in the form of loan origination fees (packaging and legal fees) as well as loan prepayment and late fees. We recorded such fees related to loans held for sale as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the quarterly period ended September 30, 2025, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, loan origination and servicing expenses, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Discussion and Analysis of Financial Condition

September 30, 2025 vs. December 31, 2024

ASSETS

Total assets at September 30, 2025 were $2.4 billion, an increase of $339.2 million, or 16.5%, compared to total assets of $2.1 billion at December 31, 2024. As of December 31, 2024, the Company held the assets and liabilities of NTS for sale. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Loans

	September 30, 2025	December 31, 2024	Change
Loans held for sale, at fair value	$757,001	$372,286	$384,715
Loans held for sale, at LCM	28,678	58,803	(30,125)
Loans held for investment, at fair value	305,720	369,746	(64,026)
Loans held for investment, at amortized cost, net of deferred fees and costs	834,087	621,651	212,436
Allowance for credit losses	(45,166)	(30,233)	(14,933)
Loans held for investment, at amortized cost, net	788,921	591,418	197,503
Total Loans	$1,880,320	$1,392,253	$488,067

Loans held for sale

Loans HFS, at fair value increased $384.7 million during the nine months ended September 30, 2025. The overall increase was primarily the result of holding guaranteed portions of SBA 7(a) loans for longer periods of time as well as new loan originations during 2025, in the amount of $310.6 million in SBA loans and an increase of $74.1 million for ALP loans.

	September 30, 2025	December 31, 2024	Change
SBA 504 First Lien	$155,459	$128,255	$27,204
SBA 504 Second Lien	31,009	26,678	4,331
SBA 7(a)	265,521	4,855	260,666
SBA 7(a) Partials[1]	18,384	—	18,384
Total SBA loans	470,373	159,788	310,585
ALP	286,628	212,498	74,130
Loans HFS, at fair value	$757,001	$372,286	$384,715
1    Reclassified from Loans HFS, at LCM

Loans HFS, at LCM decreased $30.1 million during the same period. The overall decrease was primarily the result of loan sales that occurred in 2025.

	September 30, 2025	December 31, 2024	Change
SBA 504 First Lien	$22,119	$36,783	$(14,664)
SBA 504 Second Lien	6,559	8,203	(1,644)
SBA 7(a) Partials[1]	—	13,817	(13,817)
Loans HFS, at LCM	$28,678	$58,803	$(30,125)
1    Reclassified to Loans HFS, at fair value

Loans held for investment

At Fair value: Loans HFI, at fair value were $305.7 million at September 30, 2025 compared to $369.7 million at December 31, 2024. The balance consists primarily of SBA 7(a) loans as well as $5.8 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2024 to September 30, 2025, primarily due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans HFI, at amortized cost consist of loans originated at or purchased by Newtek Bank. The $212.4 million increase in loans HFI, at amortized cost is the result of an increase in originations for the nine months ended September 30, 2025 over 2024.

Credit Quality: The following table presents an analysis of loans HFI with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	September 30, 2025		December 31, 2024

At Amortized Cost
Current	$741,649	89.2%	$575,444	92.8%
Past Due 30-89 Days and accruing	23,994	2.9%	20,585	3.3%
Past Due 90 and more Days and accruing	399	—%	—	—%
Nonaccrual loans	65,678	7.9%	24,341	3.9%
Total, at amortized cost	$831,720	100.0%	$620,370	100.0%
Deferred fees and costs	2,367		1,281
Total, at amortized cost, net of deferred fees and costs	$834,087		$621,651
Allowance for credit losses	$(45,166)	5.4%	$(30,233)	4.9%

At Fair Value
Current	$209,306	68.5%	$251,616	68.1%
Past Due 30-89 Days and accruing	21,087	6.9%	41,558	11.2%
Past Due 90 and more Days and accruing	2,182	0.7%	9,268	2.5%
Nonaccrual loans	73,145	23.9%	67,304	18.2%
Total	$305,720	100.0%	$369,746	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$96,414	31.5%	$118,130	31.9%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$65,678	2.7%	$24,341	1.2%
Loans HFI, at fair value	73,145	3.0%	67,304	3.2%
Other real estate owned	7,890	0.3%	3,764	0.2%
Total Nonperforming Assets	$146,713	6.0%	$95,409	4.6%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $342.7 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of September 30, 2025. The average loan-to-value for this CRE portfolio was 58.3%.
The table below presents detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	September 30, 2025				December 31, 2024
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$577,166	$—	$577,166		$429,820	$—	$429,820
Loans backed by NOO CRE	256,921	28,678	285,599		191,831	58,803	250,634
Total loans	$834,087	$28,678	$862,765		$621,651	$58,803	$680,454

Loans backed by NOO CRE by type:
Retail	$69,288	$—	$69,288	54.3%	$45,594	$—	$45,594	51.4%
1-4 Family	21,212	—	21,212	54.3%	25,139	—	25,139	56.1%
Multifamily	65,934	—	65,934	57.9%	35,713	—	35,713	52.6%
Industrial	34,615	—	34,615	50.7%	27,866	—	27,866	50.1%
Office	30,977	—	30,977	49.7%	21,586	—	21,586	47.7%
Construction and land development[1]	16,318	22,119	38,437	66.6%	22,775	44,986	67,761	65.1%
Hotel	5,220	6,559	11,779	59.0%	—	13,817	13,817	66.2%
Other	13,357	—	13,357	61.7%	13,158	—	13,158	61.5%
Total NOO CRE	$256,921	$28,678	$285,599	58.3%	$191,831	$58,803	$250,634	57.9%

Unfunded Commitments
Construction and land development[1]	$—	$57,053	$57,053		$—	$48,402	$48,402
Hotel	—	—	—		—	13	13
Total unfunded commitments	—	57,053	57,053		—	48,415	48,415
Total CRE Loans	$256,921	$85,731	$342,652		$191,831	$107,218	$299,049
1 Construction and land development includes SBA 504 first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

The table below presents detail of the Company’s Goodwill and intangibles:

	September 30, 2025			December 31, 2024
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Banking segment	$271	$548	$819	$271	$667	$938
Payments segment	13,814	—	13,814	13,814	—	13,814
Total	$14,085	$548	$14,633	$14,085	$667	$14,752

The change in goodwill and intangible assets relates to amortization of intangible assets during the nine months ended September 30, 2025.

A sensitivity analysis of the loan servicing assets at fair value to adverse changes in significant assumptions as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Discount factor
Effect on fair value of a 100 basis point adverse change	$(649)	$(831)
Effect on fair value of a 200 basis point adverse change	(1,252)	(1,604)

Cumulative prepayment rate
Effect on fair value of a 100 basis point adverse change	$(53)	$(85)
Effect on fair value of a 500 basis point adverse change	(265)	(423)

Average cumulative default rate
Effect on fair value of a 100 basis point adverse change	$(36)	$(72)
Effect on fair value of a 500 basis point adverse change	(182)	(358)

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

Residuals in Securitizations, at Fair Value

The residuals in securitizations, at fair value arise from the NALP Business Loan Trust 2025-1 ALP securitization that the Company closed on April 23, 2025. Residuals in securitizations were $76.7 million as of September 30, 2025. The Securitization Trust meets the definition of a VIE. The Company holds a variable interest in the VIE, however, the Company is not considered the primary beneficiary of the VIE, because the power over the activities that have the most significant impact on the economic performance of the Securitization Trust is held by the Class C Noteholder, and therefore, the Company is not required to consolidate the Securitization Trust. The Company’s beneficial interest in the Securitization Trust is evidenced by sole ownership of the Ownership Certificate and its beneficial interest in the credit risk of the securitized ALP Loans. As the Sponsor is a wholly owned subsidiary of the Company, the Company effectively owns 100% of the equity interest in the Trust. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Settlement Receivable

Settlement receivables were $0.5 million as of September 30, 2025, a decrease of $52.0 million compared to December 31, 2024. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at quarter end. The reduction in the settlement receivable was primarily the result of our holding guaranteed portions of SBA 7(a) loans for longer periods of time.

LIABILITIES

Total liabilities at September 30, 2025, were $2.0 billion, an increase of $248.8 million, or 14.1%, compared to total liabilities of $1.8 billion at December 31, 2024.

Deposits

Total deposits were $1.2 billion at September 30, 2025, consisting of $21.8 million in non-interest bearing deposits and $1.2 billion in interest bearing deposits, a $0.2 billion increase from the balance as of December 31, 2024. As of September 30, 2025 and December 31, 2024, insured deposits represent 78.3% and 80.3%, respectively, of deposits.

Borrowings

Borrowings Outstanding	September 30, 2025	December 31, 2024	Change
Bank Borrowings[1]:
NMS Webster Note[2]	$—	$32,688	$(32,688)
NMS Goldman Facility[3]	88,617	—	88,617
SPV I Capital One Facility	23,155	21,192	1,963
SPV II Deutsche Bank Facility	103,970	54,036	49,934
SPV III One Florida Bank Facility	8,262	23,011	(14,749)
FHLB Advances	7,862	15,330	(7,468)
Total Lines of Credit	231,866	146,257	85,609
Parent Company Notes[1]:
2025 Notes (5.00%)[4]	—	29,913	(29,913)
2026 Notes (5.50%)	114,820	114,282	538
2027 Notes (8.125%)[5]	49,960	49,944	16
2028 Notes (8.00%)	38,986	38,726	260
2029 Notes (8.50%)	69,938	69,622	316
2029 Notes (8.625%)	73,028	72,662	366
2030 Notes (8.375%)[6]	29,355	—	29,355
Total Parent Company Notes	376,087	375,149	938
Notes Payable - Securitization Trusts[1]	140,596	186,635	(46,039)
Total	$748,549	$708,041	$40,508
1     Net of deferred financing costs.
2     On September 26, 2025, the NMS Webster Note was repaid in full.
3    On September 26, 2025, NMS entered into the Goldman Facility.

4    On March 31, 2025, the 2025 5.00% Notes matured.
5    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.
6    On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025.

Borrowings were $748.5 million at September 30, 2025, compared to $708.0 million at December 31, 2024. This increase was primarily due to $88.6 million of new borrowings under the NMS Goldman Facility, additional borrowings of $49.9 million on the SPV II facility as well as $29.4 million issuance of the 2030 Notes. These increases were partially offset by $32.7 million repayment in full of the NMS Webster Note, the maturity of $29.9 million of the 2025 5.00% Notes, $46.0 million reduction in the notes payable on securitization trusts, and $14.7 million repayments of borrowings on the SPV III facility, and $7.5 million in maturities of FHLB advances.

Results of Operations
Set forth below is a comparison of the results of operations for the nine months ended September 30, 2025 and 2024.
Summary

For the nine months ended September 30, 2025, the Company reported net income of $41.0 million, or $1.57 per basic and $1.54 per diluted share, compared to net income of $32.5 million, or $1.26 per basic and diluted share, for the nine months ended September 30, 2024.

The net increase in net income before taxes was due to a $23.9 million increase of interest income on loans, and a $15.8 million increase in noninterest income, partially offset by a $13.6 million increase of provision for credit losses, a $10.3 million increase of interest expense on deposits. Below is a summary of changes in the components of Net income:

	Nine Months Ended September 30,
	2025	2024	Change
Net interest income after provision for credit losses	$12,071	$12,271	$(200)
Noninterest income	169,061	153,238	15,823
Noninterest expense	125,645	120,570	5,075
Net income before taxes	55,487	44,939	10,548
Income tax expense	14,516	12,410	2,106
Net income	$40,971	$32,529	$8,442

Net Interest Income

	Nine Months Ended September 30,
	2025	2024	Change
Interest income
Debt securities available-for-sale	$690	$1,168	$(478)
Loans and fees on loans	104,213	80,346	23,867
Other interest earning assets	8,599	6,177	2,422
Total interest income	113,502	87,691	25,811
Interest expense
Deposits	30,081	19,755	10,326
Notes and securitizations	32,592	33,427	(835)
Bank and FHLB borrowings	8,424	5,496	2,928
Total interest expense	71,097	58,678	12,419
Net interest income	42,405	29,013	13,392
Provision for credit losses	30,334	16,742	13,592
Net interest income after provision for credit losses	$12,071	$12,271	$(200)

In response to market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, approximately $187.7 million as of September 30, 2025, as opposed to long-term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines and the OCC Operating Agreement.

Interest Income
Loans and fees on loans: The $23.9 million increase in interest income on the Company’s loan portfolio was attributable to increases in the average balances of loans HFI and HFS, which increased $200.5 million and $175.2 million, respectively, as well as the average outstanding accrual portfolio of loans held for investment increasing to $1.5 billion from $1.1 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase in the average balance of loans HFS was attributable to originations of SBA 504 and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.
Other interest earning assets: The $2.4 million increase in interest income from other interest earnings assets was attributable to higher interest rates on cash and due from banks, as well as interest bearing deposits in banks, including Newtek Bank earning interest on Federal Reserve Bank cash deposits.
Interest Expense
The following is a summary of interest expense by facility for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change

Deposits	$30,081	$19,755	$10,326
Notes and securitizations:
Notes payable - Securitization Trusts	9,522	16,734	(7,212)
2024 Notes[1]	—	1,409	(1,409)
2025 5.00% Notes[2]	462	1,387	(925)
2025 8.125% Notes[3]	—	3,440	(3,440)
2026 Notes	5,282	5,282	—
2027 Notes[3]	3,068	—	3,068
2028 Notes[4]	2,661	2,661	—
2029 8.50% Notes[5]	4,965	2,224	2,741
2029 8.625% Notes[6]	5,217	290	4,927
2030 Notes[7]	1,415	—	1,415
Total notes and securitizations	32,592	33,427	(835)

Bank and FHLB Borrowings:
Bank notes payable	8,180	5,085	3,095
FHLB Advances	244	411	(167)
Total bank and FHLB borrowings	8,424	5,496	2,928

Total interest expense	$71,097	$58,678	$12,419
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

The increase in interest expense period over period is primarily from additional interest expense on deposits of $10.3 million, additional interest expense of $2.9 million on bank and FHLB borrowings, and additional interest expense of $3.1 million, $2.7 million, and $4.9 million on the 2027 Notes, 2029 8.50% Notes and the 2029 8.625% Notes, respectively. The increase is partially offset by a $7.2 million reduction in interest due to securitization payoffs, as well as a $3.4 million reduction in interest expense on the 2025 8.125% Notes.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the nine months ended September 30, 2025 and 2024, there was a provision for credit losses of $30.3 million and $16.7 million, respectively. The increase was due to increases in net charge-offs, specific reserves on individually evaluated loans, and balances of loans held for investment at amortized cost, across all products but specifically SBA 7(a) loans.

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

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$271,996	$8,599	4.23%	$157,415	$6,177	5.24%
Investment securities	17,485	690	5.28	29,641	1,168	5.26
Loans held for sale	413,150	31,348	10.14	210,110	17,743	11.28
Loans held for investment	1,152,504	72,865	8.45	934,010	62,603	8.95
Total interest-earning assets	1,855,135	113,502	8.18	1,331,176	87,691	8.80
Less: Allowance for credit losses on loans	(35,850)			(16,663)
Noninterest earning assets	213,246			206,952
Total assets	$2,032,531			$1,521,465

Interest-bearing liabilities:
Demand	$112,218	$788	0.94%	$33,442	$282	1.13%
Savings and NOW	404,063	13,409	4.44	252,295	9,603	5.08
Money Market	51,390	1,560	4.06	23,878	767	4.29
Time	395,975	14,324	4.84	239,477	9,103	5.08
Total deposits	963,646	30,081	4.17	549,092	19,755	4.81
Borrowings	693,298	41,016	7.91	641,106	38,923	8.11
Total interest-bearing liabilities	1,656,944	71,097	5.74	1,190,198	58,678	6.59
Noninterest-bearing deposits	—			9,511
Noninterest-bearing liabilities	80,167			64,675
Shareholders’ equity	295,420			257,081
Total liabilities and shareholders' equity	$2,032,531			$1,521,465
Net interest income and interest rate spread		$42,405	2.44%		$29,013	2.21%
Net interest margin			3.06%			2.91%
Ratio of average interest-earning assets to average interest bearing liabilities			111.96%			111.84%

In response to market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, approximately $187.7 million as of September 30, 2025, as opposed to long-term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines and the OCC Operating Agreement. The increase in the average balance of loans HFS was attributable to originations of SBA 504, SBA 7(a) and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.

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

	Nine Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(2,074)	$4,496	$2,422
Investment securities	1	(479)	(478)
Loans held for sale	(3,541)	17,146	13,605
Loans held for investment	(4,383)	14,645	10,262
Total interest income	(9,997)	35,808	25,811

Interest expense:
Demand	(158)	664	506
Savings and NOW	(1,971)	5,777	3,806
Money Market	(91)	884	793
Time	(728)	5,949	5,221
Borrowings	(1,076)	3,169	2,093
Total interest expense	(4,024)	16,443	12,419
Net interest income	$(5,973)	$19,365	$13,392

Noninterest Income

	Nine months ended September 30,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Dividend income	$2,711	$1,128	$1,583	140.3%
Net loss on loan servicing assets	(12,500)	(5,383)	(7,117)	132.2
Servicing income	17,655	14,922	2,733	18.3
Net gains on sales of loans	38,050	68,531	(30,481)	(44.5)
Net gain on residuals in securitizations	30,015	—	30,015	100.0
Net gain (loss) on loans under the fair value option	35,566	(4,181)	39,747	(950.7)
Technology and IT support income	—	14,255	(14,255)	(100.0)
Electronic payment processing income	33,401	35,409	(2,008)	(5.7)
Other noninterest income	24,163	28,557	(4,394)	(15.4)
Total noninterest income	$169,061	$153,238	$15,823	10.3%

Dividend Income

For the nine months ended September 30, 2025 and 2024, dividend income was dependent on the earnings of our joint ventures.

Net Loss on Loan Servicing Assets

The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, from the SBA 7(a) loan securitizations sponsored by NSBF, and from servicing the ALP portfolios in securitizations sponsored by NCL JV (terminated in August 2025), TSO JV and Newtek ALP Holdings. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life, and impairment is recorded to the extent the amortized cost exceeds the asset’s FV. Net loss on loan servicing assets is shown net of amortization expense.
The larger loss in Net loss on loan servicing assets is due to the decrease in NSBF’s total portfolio of loans during the wind-down.

Servicing Income
The increase in servicing income was related to an increase of $127.2 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Gains recognized on sales of loans	$38,239	$72,089
Losses recognized on sales of loans	(189)	(3,558)
Net gains on sales of loans	$38,050	$68,531

	Nine Months Ended
	September 30, 2025		September 30, 2024
	# of Loans	$ Amount	# of Loans	$ Amount
SBA 7(a) loans originated	1,589	$606,228	1,732	$680,659
SBA 7(a) guaranteed loans sold	788	211,772	1,449	501,570
Average net sale price as a percent of principal balance[1]		110.67%		111.00%
1    Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the nine months ended September 30, 2025, the average sale price on SBA 7(a) loans as a percent of principal balance was 110.67% compared to 111.00% for the prior period. The decrease in sales prices in 2025 resulted from lower demand. The decrease in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year at lower market premiums than the prior year. Additionally, the decrease in SBA 7(a) guaranteed loans sold is primarily due to management holding the loans for a longer period of time.

The table below provides selected statistics on the historical net premiums on sales of guaranteed portions of SBA 7(a) loans realized by NewtekOne:

	SBA 7(a) Sales Price as Percent of Principal Balance (%)
	Average	High	Low	Median
Year ended December 31, 2023	110.20%	114.04%	106.00%	110.42%
Year ended December 31, 2024	110.97%	114.80%	107.18%	111.19%
Nine months ended September 30, 2025	111.41%	114.06%	108.31%	110.71%
Weighted Average	110.62%	114.80%	106.00%	110.81%
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

Net Gain on Residuals in Securitizations

Net gains on residuals in securitizations for the nine months ended September 30, 2025 were $30.0 million. There were no net gains on residuals in securitizations for the nine months ended September 30, 2024. This resulted from the Company’s equity interest in the 2025-1 Securitization Trust which closed on April 23, 2025. To consummate the transaction, $216.6 million of ALP loans held for sale at fair value were sold into the securitization trust at par. This resulted in $35.4 million of previously recorded gains on ALP loans under the fair value option to be reversed, which was a large driver of the change described in the section below. The residual in the securitization (represented by the ownership certificate) was then valued resulting in a gain that was netted against the transaction costs. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Net Gain (Loss) on Loans under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the nine months ended September 30, 2025 and 2024 were as follows:

	For the nine months ended
	September 30, 2025	September 30, 2024	Change
SBA 7(a) Unguaranteed Loans	$(10,665)	$(17,216)	$6,551
SBA 7(a) Guaranteed Loans	30,080	326	29,754
SBA 504 and Non-SBA Loans	16,151	12,709	3,442
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$35,566	$(4,181)	$39,747

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

During the nine months ended September 30, 2025 and 2024, the Company recorded unrealized gains on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the nine months ended September 30, 2025 and 2024, the Company recorded unrealized gains on SBA 7(a) guaranteed loans accounted for under the fair value option primarily due to holding guaranteed portions of SBA 7(a) loans for longer periods of time.

The $3.4 million increase in unrealized gain (loss) on loans accounted for under the fair value option from SBA 504 and Non-SBA loans is primarily volume driven from the reversal of the previous gains on ALP loans to consummate the NALP 2025-1 transaction as noted above.

Technology and IT Support Income

Technology and IT support income was $14.3 million for the nine months ended September 30, 2024. There was no Technology and IT support income for the nine months ended September 30, 2025, due to the sale of NTS. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Other Noninterest Income

For the nine months ended September 30, 2025 and 2024, other noninterest income was related primarily to loan origination fees (legal and packaging) on loans sold or carried at fair value. Other items that contributed to the $4.4 million decrease included a decrease on prepayment and late fees earned from SBA 7(a) loans. The Company originated 1,589 of SBA 7(a) loans compared to 1,732 loans for the nine months ended September 30, 2025 and 2024, respectively. Adding to the decrease was $(0.7) million of net unrealized losses on joint ventures and other non-control investments for the nine months ended September 30, 2025 compared to none in the prior period.

Non-Interest Expense

	Nine months ended September 30,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Salaries and employee benefits expense	$64,424	$60,445	$3,979	6.6%
Technology services expense	—	8,624	(8,624)	(100.0)
Electronic payment processing expense	13,304	14,977	(1,673)	(11.2)
Professional services expense	11,532	11,237	295	2.6
Other loan origination and maintenance expense	14,468	9,391	5,077	54.1
Depreciation and amortization	549	1,570	(1,021)	(65.0)
Loss on extinguishment of debt	179	—	179	—
Other general and administrative costs	21,189	14,326	6,863	47.9
Total noninterest expense	$125,645	$120,570	$5,075	4.2%

Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to higher benefit costs, including medical and other insurance expenses, as well as an increase in stock-based compensation expense.

Technology Services Expense

The $8.6 million decrease in technology services expenses for the nine months ended September 30, 2025 corresponded with the NTS Sale. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Other Loan Origination and Maintenance Expense

Other loan origination and maintenance expenses during the nine months ended September 30, 2025, was $14.5 million compared to $9.4 million for the nine months ended September 30, 2024 due to a larger dollar volume and count of loan originations in 2025 compared to 2024.

Depreciation and Amortization

The decrease in depreciation and amortization period over period is primarily attributable to the full amortization of intangible assets during the second half of 2024, which resulted in less amortization in 2025 compared to the prior year.

Loss on Extinguishment of Debt

The increase in loss on extinguishment of debt period over period is attributable to the repayment in full of the NMS Webster Note on September 26, 2025.

Other General and Administrative Costs

The increase in other general and administrative costs of $6.9 million is primarily driven by higher technology-related costs following the sale of NTS in 2025. These costs were previously eliminated in consolidation but are now recognized as standalone expenses post-divestiture.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Nine Months Ended		2025/2024 Increase/(Decrease)
	September 30, 2025	September 30, 2024	Amount	Percent
Banking	$30,866	$35,339	$(4,473)	(13)%
Alternative Lending	60,445	34,147	26,298	77%
Technology[1]	—	(52)	52	(100)%
NSBF	(13,612)	(17,960)	4,348	(24)%
Payments	12,556	14,173	(1,617)	(11)%
Corporate & Other	20,732	6,048	14,684	243%
Eliminations	(70,016)	(39,166)	(30,850)	79%
Consolidated net income	$40,971	$32,529	$8,442	26%
1     As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025, and is no longer a reportable segment. See NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Banking

The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $43.9 million of net interest income during the nine months ended September 30, 2025 compared to $28.2 million of net interest income during the nine months ended September 30, 2024. During 2025, the Company increased the average balances of loans HFI and HFS as well as the average outstanding accrual portfolio of loans HFI, which was partially offset by an increase in the provision for credit losses, resulting in higher net income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company has originated loans under its Alternative Lending Program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, the Company made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor without a joint venture partner; the Company’s first such securitization transaction was consummated during the second quarter of 2025. The Company could also originate ALP loans designated as HFI. On August 27, 2025, NALH entered into an interest purchase agreement with TCP to acquire TCP’s 50% ownership interest in NCL JV for $15.75 million, resulting in NALH owning 100% of NCL JV. Compared to the nine months ended September 30, 2024, there were more loans originations that drove higher income for the nine months ended September 30, 2025, as well as larger gains on loans at fair value.

NSBF

NSBF includes NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.

Payments

Payments includes NMS, POS and Mobil Money. Within the segment’s results are $35.9 million of noninterest income for the nine months ended September 30, 2025 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $39.1 million during the nine months ended September 30, 2024. The net income also included $23.1 million and $24.4 million of noninterest expense for the nine months ended September 30, 2025 and 2024, respectively.

Corporate and Other

Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.
Results of Operations
Set forth below is a comparison of the results of operations for the three months ended September 30, 2025 and 2024.
Summary

For the three months ended September 30, 2025, the Company reported net income of $17.9 million, or $0.68 per basic and $0.67 per diluted share, compared to net income of $11.9 million, or $0.45 per basic and diluted share, for the three months ended September 30, 2024.

The net increase in net income was attributable to the following items:

	Three Months Ended September 30,
	2025	2024	Change
Net interest income after provision for credit losses	$6,837	$4,053	$2,784
Noninterest income	60,388	51,851	8,537
Noninterest expense	42,159	38,847	3,312
Net income before taxes	25,066	17,057	8,009
Income tax expense	7,165	5,123	2,042
Net income	$17,901	$11,934	$5,967
Net Interest Income

	Three Months Ended September 30,
	2025	2024	Change
Interest income
Debt securities available-for-sale	$200	$334	$(134)
Loans and fees on loans	36,376	28,588	7,788
Other interest earning assets	2,518	2,349	169
Total interest income	39,094	31,271	7,823
Interest expense
Deposits	10,879	7,314	3,565
Notes and securitizations	10,710	11,482	(772)
Bank and FHLB borrowings	2,956	1,494	1,462
Total interest expense	24,545	20,290	4,255
Net interest income	14,549	10,981	3,568
Provision for credit losses	7,712	6,928	784
Net interest income after provision for credit losses	$6,837	$4,053	$2,784
Interest Income
Loans and fees on loans: The $7.8 million increase in interest income on the Company’s loan portfolio was attributable to an increase in the average outstanding accrual portfolio of loans held for investment increasing to $1.6 billion from $1.2 billion for the three months ended September 30, 2025 and 2024, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.

Interest Expense
The following is a summary of interest expense by facility for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025	September 30, 2024	Change

Deposits	$10,879	$7,314	$3,565
Notes and securitizations:
Notes payable - Securitization Trusts	2,974	5,078	(2,104)
2024 Notes[1]	—	201	(201)
2025 5.00% Notes[2]	—	462	(462)
2025 8.125% Notes[3]	—	1,147	(1,147)
2026 Notes	1,761	1,761	—
2027 Notes[3]	1,023	—	1,023
2028 Notes[4]	887	887	—
2029 8.50% Notes[5]	1,655	1,655	—
2029 8.625% Notes[6]	1,739	291	1,448
2030 Notes[7]	671	—	671
Total notes and securitizations	10,710	11,482	(772)

Bank and FHLB Borrowings:
Bank notes payable	2,900	1,362	1,538
FHLB Advances	56	132	(76)
Total bank and FHLB borrowings	2,956	1,494	1,462

Total interest expense	$24,545	$20,290	$4,255
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

The increase in interest expense period over period is primarily due to the Company’s continued growth in deposits that increased interest expense by $3.6 million. In addition, there was additional interest expense on the 2027, 2029 8.625% Notes and 2030 Notes of $1.0 million, $1.4 million and $0.7 million, respectively and an increase in interest expense on bank and FHLB borrowings of $1.5 million. The increase was partially offset by a reduction in Notes payable - Securitization Trusts of $2.1 million, and the 2025 8.125% Notes of $1.1 million.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended September 30, 2025 and 2024, there was a provision for loan credit losses of $7.7 million and $6.9 million, respectively. The increase was due to an increase in loans held for investment at amortized cost, specifically SBA 7(a) loans, as well as a sequential build of the provision year over year.
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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$275,885	$2,518	3.62%	$171,193	$2,349	5.46%
Investment securities	13,015	200	6.10	25,472	334	5.22
Loans held for sale	624,531	11,516	7.32	248,507	6,634	10.62
Loans held for investment	1,105,354	24,860	8.92	971,396	21,954	8.99
Total interest-earning assets	2,018,785	39,094	7.68	1,416,568	31,271	8.78
Less: Allowance for credit losses on loans	(42,724)			(21,152)
Noninterest earning assets	286,617			215,433
Total assets	$2,262,678			$1,610,849

Interest-bearing liabilities:
Demand	$157,657	$277	0.70%	$67,270	$191	1.13%
Savings and NOW	447,058	4,660	4.14	252,325	3,240	5.11
Money Market	64,113	576	3.56	30,049	311	4.12
Time	479,078	5,366	4.44	279,215	3,572	5.09
Total deposits	1,147,906	10,879	3.76	628,859	7,314	4.63
Borrowings	674,017	13,666	8.04	630,796	12,976	8.18
Total interest-bearing liabilities	1,821,923	24,545	5.34	1,259,655	20,290	6.41
Noninterest-bearing deposits	—			10,893
Noninterest-bearing liabilities	101,678			65,413
Shareholders’ equity	339,077			274,888
Total liabilities and shareholders' equity	$2,262,678			$1,610,849
Net interest income and interest rate spread		$14,549	2.34%		$10,981	2.37%
Net interest margin			2.86%			3.08%
Ratio of average interest-earning assets to average interest bearing liabilities			110.81%			112.46%

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

	Three Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(1,225)	$1,392	$167
Investment securities	78	(211)	(133)
Loans held for sale	(18,021)	22,904	4,883
Loans held for investment	(3,847)	6,753	2,906
Total interest income	(23,015)	30,838	7,823

Interest expense:
Demand	(986)	1,072	86
Savings and NOW	(1,244)	2,664	1,420
Money Market	(181)	446	265
Time	(6,608)	8,402	1,794
Borrowings	583	107	690
Total interest expense	(8,436)	12,691	4,255
Net interest income	$(14,579)	$18,147	$3,568
Non-Interest Income

	Three Months Ended September 30,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Dividend income	$425	$374	$51	13.6%
Net loss on loan servicing assets	(4,493)	(1,786)	(2,707)	151.6
Servicing income	6,076	4,958	1,118	22.5
Net gains on sales of loans	9,563	25,675	(16,112)	(62.8)
Net (loss) gain on residuals in securitizations	(1,450)	—	(1,450)	100.0
Net gain (loss) on loans under the fair value option	29,250	(4,085)	33,335	(816.0)
Technology and IT support income	—	3,311	(3,311)	(100.0)
Electronic payment processing income	11,053	11,777	(724)	(6.1)
Other noninterest income	9,964	11,627	(1,663)	(14.3)
Total noninterest income	$60,388	$51,851	$8,537	16.5%
Dividend Income

For the three months ended September 30, 2025 and 2024, dividend income was dependent on the earnings of our joint ventures.

Net Loss on Loan Servicing Assets
The Company accounts for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, from the SBA 7(a) loan securitizations sponsored by NSBF, and from servicing the ALP portfolios in securitizations sponsored by NCL JV (dissolved in September 2025), TSO JV and Newtek ALP Holdings. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and, as such, these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life, and impairment is recorded to the extent the amortized cost exceeds the asset’s FV. Net loss on loan servicing assets is shown net of amortization expense.
The larger loss in Net loss on loan servicing assets is due to the decrease in NSBF’s total portfolio of loans during the wind-down.
Servicing Income
The increase in servicing income was related to an increase of $159.2 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024

Gains recognized on sales of loans	$9,563	$27,336
Losses recognized on sales of loans	—	(1,661)
Net gains on sales of loans	$9,563	$25,675

	Three Months Ended
	September 30, 2025		September 30, 2024
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	547	$187,253	639	$226,513
SBA guaranteed loans sold	210	69,086	525	176,002
Average sale price as a percent of principal balance[1]		110.12%		110.78%
1    Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the three months ended September 30, 2025, the average sale price on SBA 7(a) loans as a percent of principal balance was 110.12% compared to 110.78% for the prior period. The decrease in sales prices in 2025 resulted from lower demand. The decrease in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year at lower market premiums than the prior year. Additionally, the decrease in SBA 7(a) guaranteed loans sold is primarily due to management holding the loans for a longer period of time.

The table below provides selected statistics on the historical net premiums on sales of guaranteed portions of SBA 7(a) loans realized by NewtekOne:

	SBA 7(a) Sales Price as Percent of Principal Balance (%)
	Average	High	Low	Median
Year ended December 31, 2023	110.20%	114.04%	106.00%	110.42%
Year ended December 31, 2024	110.97%	114.80%	107.18%	111.19%
Three months ended September 30, 2025	110.21%	112.59%	108.31%	110.16%
Weighted Average	110.59%	114.80%	106.00%	110.80%

Net (Loss) Gain on Residuals in Securitizations

Net (loss) gain on residuals in securitizations for the three months ended September 30, 2025 were $(1.5) million. There were no net gains on residuals in securitizations for the three months ended September 30, 2024. This resulted from the Company’s equity interest in the 2025-1 Securitization Trust which closed on April 23, 2025. To consummate the transaction, $216.6 million of ALP loans held for sale at fair value were sold into the securitization trust at par. This resulted in $35.4 million of previously recorded gains on ALP loans under the fair value option to be reversed, which was a large driver of the change described in the section below. The residual in the securitization (represented by the ownership certificate) was then valued resulting in a gain that was netted against the transaction costs. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the three months ended September 30, 2025 and 2024 were as follows:

	For the three months ended
	September 30, 2025	September 30, 2024	Change
SBA 7(a) Unguaranteed Loans	$(3,319)	$(11,538)	$8,219
SBA 7(a) Guaranteed Loans	11,484	300	11,184
SBA 504 and Non-SBA Loans	21,085	7,153	13,932
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$29,250	$(4,085)	$33,335

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

During the three months ended September 30, 2025 and 2024, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the three months ended September 30, 2024, the Company recorded unrealized gains on SBA 7(a) guaranteed loans accounted for under the fair value option primarily due to holding guaranteed portions of SBA 7(a) loans for longer periods of time.

The $13.9 million increase in unrealized gain on loans accounted for under the fair value option from SBA 504 and Non-SBA loans is primarily volume driven from the reversal of the previous gains on ALP loans to consummate the NALP 2025-1 transaction as noted above.
Technology and IT Support Income

Technology and IT support income was $3.3 million for the three months ended September 30, 2024. There was no Technology and IT support income for the three months ended September 30, 2025, due to the sale of NTS. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Other Noninterest Income

For the three months ended September 30, 2025 and 2024, other noninterest income related primarily to loan origination fees (legal and packaging) on loans sold or carried at fair value. Other items that contributed to the $1.7 million decrease included a decrease on prepayment and late fees earned from SBA 7(a) loans. The Company originated 547 of SBA 7(a) loans compared to 639 loans for the three months ended September 30, 2025 and 2024, respectively. Adding to the decrease was $0.6 million of net unrealized losses on joint ventures and other non-control investments for the three months ended September 30, 2025 compared to none in the prior period.
Non-Interest Expense

	Three Months Ended September 30,		2025/2024 Increase/(Decrease)
	2025	September 30, 2024	Amount	Percent
Salaries and employee benefits expense	$19,973	$19,149	$824	4.3%
Technology services expense	—	1,796	(1,796)	(100.0)
Electronic payment processing expense	4,429	4,438	(9)	(0.2)
Professional services expense	3,793	3,929	(136)	(3.5)
Other loan origination and maintenance expense	6,764	4,132	2,632	63.7
Depreciation and amortization	129	517	(388)	(75.0)
Loss on extinguishment of debt	179	—	179	100.0
Other general and administrative costs	6,892	4,886	2,006	41.1
Total noninterest expense	$42,159	$38,847	$3,312	8.5%
Technology Services Expenses

The $1.8 million decrease in technology services expenses for the three months ended September 30, 2025 corresponded with the NTS Sale. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.
Other Loan Origination and Maintenance Expense

Other loan origination and maintenance expenses during the three months ended September 30, 2025, was $6.8 million compared to $4.1 million for the three months ended September 30, 2024. The increase was due to the increase in loans originated during the period.
Depreciation and Amortization
The decrease in depreciation and amortization period over period is primarily attributable to the full amortization of intangible assets during the second half of 2024, which results in less amortization in 2025 as compared to the prior year.
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt period over period is attributable to the repayment in full of the NMS Webster Note on September 26, 2025.
Other General and Administrative Costs

The increase in other general and administrative costs of $2.0 million is primarily driven by higher technology-related costs following the sale of NTS in 2025. These costs were previously eliminated in consolidation but are now recognized as standalone expenses post-divestiture.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		2025/2024 Increase/(Decrease)
	2025	September 30, 2024	Amount	Percent
Banking	$12,574	$13,485	$(911)	(7)%
Alternative Lending	22,318	16,377	5,941	36%
Technology[1]	—	100	(100)	(100)%
NSBF	(4,884)	(10,790)	5,906	(55)%
Payments	4,212	5,055	(843)	(17)%
Corporate & Other	9,062	7,070	1,992	28%
Eliminations	(25,381)	(19,363)	(6,018)	31%
Consolidated net income	$17,901	$11,934	$5,967	50%
1    As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025, and is no longer a reportable segment. See NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.
Banking
The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $16.6 million of net interest income during the three months ended September 30, 2025 compared to $11.2 million of net interest income during the three months ended September 30, 2024.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company has originated loans under its Alternative Lending Program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, the Company made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor without a joint venture partner; the Company’s first such securitization transaction was consummated during the second quarter of 2025. The Company could also originate ALP loans designated as HFI. On August 27, 2025, NALH entered into an interest purchase agreement with TCP to acquire TCP’s 50% ownership interest in NCL JV for $15.75 million, resulting in NALH owning 100% of NCL JV. Compared to the three months ended September 30, 2024, there were more loans originations that drove higher income for the three months ended September 30, 2025, as well as larger gains on loans at fair value.
NSBF
NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.
Payments
Payments includes NMS, POS and Mobil Money. Within the segment’s results are $11.9 million of noninterest income for the three months ended September 30, 2025, resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $12.5 million during the three months ended September 30, 2024. The net income also included $7.6 million and $7.3 million of noninterest expense for the three months ended September 30, 2025 and 2024, respectively.

Corporate and Other
Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

Our liquidity and capital resources are derived from our deposits, Company notes, securitization transactions and earnings and cash flows from operations, including loan sales and repayments. In the nine months ended September 30, 2025, our primary use of funds from operations included originations of loans and payments of fees, interest, and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” (ATM), and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the Original ATM Equity Distribution Agreement, which was amended and restated on June 6, 2025. The Amended and Restated Equity Distribution Agreement provides that the Company may offer and sell up to 5,000,000 shares of Common Stock from time to time through the placement agents. On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months. In addition, on September 11, 2025, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2029 Notes during the following six months.

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

The following table summarizes the total shares sold and net proceeds received under the ATM Equity Distribution Agreement:

	Three Months Ended September 30,		Nine months ended September 30,
2023 ATM Program	2025	2024	2025	2024
Shares sold	425	—	425	1,100
Net weighted average price per share	$12.22	$—	$12.22	$12.56
Net proceeds	$5,090	$—	$5,090	$13,818
Placement agent fees paid	$104	$—	$104	$282

Stock and Debt Repurchase Programs

On November 1, 2024, the Company’s Board approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the following twelve months. The actual timing and amount of any repurchases under the plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its common stock under its new stock repurchase program. In addition, on September 11, 2025, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2029 Notes during the following six months. The actual timing and amount of any repurchases under the debt repurchase plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its debt securities under this debt repurchase program. Pursuant to the debt repurchase program, the Company repurchased 2,700 shares of it s 2029 8.50% Notes on September 22, 2025.A

The following table summarizes the total shares repurchased and net proceeds received under the stock repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	—	—	16	—
Net weighted average price per share	$—	$—	$10.42	$—
Net proceeds	$—	$—	$167	$—
2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 2029 8.50% Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At September 30, 2025, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

On September 16, 2024, the Company completed a registered offering of $75.0 million aggregate principal amount of 2029 8.625% Notes. The 2029 8.625% Notes will mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 8.625% Notes. These Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025. , and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At September 30, 2025, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At September 30, 2025, the Company was in compliance with all covenants related to the 2028 Notes.

2026 Notes

In January 2021, the Company completed a registered offering of $115.0 million aggregate principal amount of 5.50% 2026 Notes. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At September 30, 2025, the Company was in compliance with all covenants related to the 2026 Notes.

The 2029, 2028 and 2026 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to these Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. In addition, the supplemental indenture for the 2026 Notes includes covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions), to comply with (regardless of whether it is subject to) the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) of the 1940 Act as modified by Section 61(a) of the 1940 Act and to provide financial information to the holders of the 2026 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Exchange Act (“BDC Covenants”). These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the supplemental indentures. At September 30, 2025, the Company was in compliance with all covenants related to the Notes.

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

NMS Webster Note
On September 26, 2025, the Company’s wholly-owned subsidiary NMS repaid in full all of the outstanding obligations under that certain Credit Agreement, dated as of November 8, 2018. As a result, the Webster Credit Agreement and the other loan documents executed in connection therewith have been terminated, including that certain Parent Guaranty Agreement, dated as of November 8, 2018, by and between the Company and Webster Bank. No early termination penalties were incurred by the Company or the Loan Parties as a result of the termination. As a result of the termination, the Company recognized a $0.2 million loss on extinguishment of debt.

NMS Goldman Facility
On September 26, 2025, NMS and its wholly-owned subsidiary, Mobil Money, LLC (collectively, the “Borrowers”), together with NBSH Holdings, LLC, the direct sole member of NMS, as guarantor, entered into a Credit and Guaranty Agreement (the “Goldman Credit Agreement”), with Private Credit at Goldman Sachs Alternatives ("Goldman") as Administrative Agent and Collateral Agent thereunder and the lenders party thereto from time to time (the “Lenders”). Pursuant to the terms of the Goldman Credit Agreement, the Lenders made available to the Borrowers term loans up to an aggregate principal amount of $90.0 million (the “Term Loans”) and a revolving facility up to an aggregate principal amount of $5.0 million (together with the Term Loans, collectively the “Goldman Facility”). The Goldman Facility will mature on September 26, 2030. At September 30, 2025, total principal outstanding was $88.6 million. The Company incurred approximately $1.4 million of deferred financing costs in connection with the Goldman Facility.

SPV I, II, and III Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, and III maintain credit facilities with third party lenders. SPV I has a Capital One facility with maximum borrowings of $100.0 million. Capital One’s commitment terminates in July 2027, with all amounts due under the SPV I Facility maturing in July 2028. At September 30, 2025, total principal owed by SPV I was $23.7 million. SPV II has a Deutsche Bank facility with maximum borrowings $170.0 million. The Deutsche Bank Facility matures in December 2027. At September 30, 2025, total principal owed by SPV II was $104.7 million. SPV III has a One Florida Bank facility with maximum borrowings of $35.0 million. On August 7, 2025, the One Florida Bank Facility was amended and upsized to maximum borrowings of $35.0 million; One Florida Bank’s facility matures in August 2028. At September 30, 2025, total principal owed by SPV III was $8.3 million.

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

Capital amounts and ratios for the Company as of September 30, 2025 and 2024 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$351,998	15.8%	$89,119	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	303,817	18.0%	76,062	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	351,998	20.8%	101,416	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	373,429	22.1%	135,222	8.0%	N/A	N/A
NewtekOne, Inc. - September 30, 2024
Tier 1 Capital (to Average Assets)	$218,604	13.9%	$62,703	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	218,604	17.7%	55,678	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	218,604	17.7%	74,237	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	253,942	20.5%	98,983	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of September 30, 2025, and 2024 are presented in the table below. As of September 30, 2025 and 2024, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$150,178	11.2%	$53,683	4.0%	$67,103	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	150,178	13.0%	52,066	4.5%	75,206	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	150,178	13.0%	69,421	6.0%	92,562	8.0%
Total Capital (to Risk-Weighted Assets)	165,026	14.3%	92,562	8.0%	115,702	10.0%
Newtek Bank - September 30, 2024
Tier 1 Capital (to Average Assets)	$112,836	13.3%	33,941	4.0%	$42,426	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	112,836	15.5%	32,742	4.5%	47,294	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	112,836	15.5%	43,656	6.0%	58,208	8.0%
Total Capital (to Risk-Weighted Assets)	122,144	16.8%	58,207	8.0%	72,759	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of September 30, 2025 and December 31, 2024:

	Availability as of
	September 30, 2025	December 31, 2024
Unrestricted cash	$3,980	$6,941
Lines of credit at other commercial banks[1]	58,256	60,903
Newtek Bank:
Interest bearing deposits in banks	188,214	346,207
FHLB borrowing availability[1]	61,004	39,780
Lines of credit at other financial institutions	30,000	30,000
Total liquidity sources	$341,454	$483,831
1    Availability as of September 30, 2025 and December 31, 2024 is based on collateral pledged as of that date.

The Company has restricted cash of $24.7 million as of September 30, 2025. NSBF holds $7.6 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has funded a $10.0 million account at Newtek Bank to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is held by the parent company.

The Company generated and used cash as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(427,836)	$(61,419)
Net cash used in investing activities	(193,876)	(122,833)
Net cash provided by financing activities	457,269	192,132
Net (decrease) increase in cash and restricted cash	(164,443)	7,880
Cash and restricted cash—beginning of period (NOTE 2)	381,374	184,006
Deconsolidation of cash and restricted cash from controlled investments related to business dispositions	—	(1,464)
Cash and restricted cash—end of period (NOTE 2)	$216,931	$190,422

During the nine months ended September 30, 2025, operating activities used cash of $427.8 million, consisting primarily of $778.0 million of funding loans held for sale. This use of cash was partially offset by (i) $310.2 million of proceeds from the sale of loans; and (ii) $52.0 million from the payment of settlement receivables.
Cash used by investing activities was $193.9 million primarily comprised (i) $242.8 million in the net increase in loans held for investment, at cost; (ii) $15.8 million in contributions to joint ventures and other non-control investments; and (iii) $11.6 million in purchases of available-for-sale securities. These uses were partially offset by (i) a $53.9 million principal received on loans held for investment, at fair value; and (ii) $18.0 million in maturities of available-for-sale securities.
Net cash provided by financing activities was $457.3 million consisting primarily of a (i) $390.2 million of borrowings on bank notes payable; (ii) $204.4 million net increase in deposits; (iii) $48.2 million of proceeds from preferred stock, net of offering costs; and (iv) $30.0 million of proceeds from the 2030 Notes. These sources of cash were partially offset by (i) $295.5 million repayment of bank notes payable; (ii) $46.7 million of principal payments related to Notes Payable - Securitization Trusts; (iii) $30.0 million maturity of the 2025 5.00% Notes; and (iv) $16.2 million of dividends paid.

Contractual Obligations
The following table represents the Company’s obligations and commitments as of September 30, 2025. Amounts represent principal only and are not shown net of unamortized debt issuance costs. See NOTE 11—BORROWINGS.

	Payments due by period
Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Deposits:
Demand	$21,771	$21,771	$—	$—	$—	$—	$—
Checking	154,754	154,754	—	—	—	—	—
Money market	64,284	64,284	—	—	—	—	—
Savings	455,624	455,624	—	—	—	—	—
Time deposits	481,531	158,023	275,302	37,559	10,509	117	21
NMS Goldman Facility[1]	90,000	225	894	885	877	868	86,251
FHLB Advances	7,861	513	2,094	5,254	—	—	—
SPV I Capital One Facility[2]	23,740	23,740	—	—	—	—	—
SPV II Deutsche Bank Facility[2]	104,691	—	—	104,691	—	—	—
SPV III One Florida Bank Facility[2]	8,307	8,307	—	—	—	—	—
Securitization Notes Payable	142,560	—	—	—	—	—	142,560
Parent Company Notes:
2026 Notes	115,000	—	115,000		—	—	—
2027 Notes[3]	50,000	—	—	50,000		—	—
2028 Notes	40,000	—	—	—	40,000		—
2029 8.625% Notes	75,000	—	—	—	—	75,000	—
2029 8.50% Notes	71,808	—	—	—	—	71,808	—
2030 Notes	30,000	—	—	—	—	—	30,000
Employment Agreements4	1,404	702	702	—	—	—	—
Operating Leases	3,723	167	499	329	242	249	2,237
Totals	$1,942,058	$888,110	$394,491	$198,718	$51,628	$148,042	$261,069
1    Guaranteed by NBSH.
2    Guaranteed by the parent company
3    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.
4    Employment agreements with the Company’s named executive officers

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 11—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At September 30, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million account to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended September 30, 2025.

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

The Company also originates ALP loans (formerly referred to as our nonconforming conventional loans), which are either HFS or HFI, via its nonbank subsidiary. ALP loans are carried at FV. ALP loans are held at NALH and TSO JV and are also accounted for under the FV option.

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

Valuation of Servicing Assets

For the quarterly period ended September 30, 2025, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees primarily from the guaranteed portions of SBA 7(a) loans and to a lesser extent ALP and SBA 504 loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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

Residuals in Securitizations, at Fair Value

On April 23, 2025, the Company’s subsidiary Newtek ALP Holdings closed a securitization pursuant to which it sold $155.9 million of Class A Notes, $23.8 million of Class B Notes, and $4.3 million of a Class C Note (collectively, the “2025-1 Notes”) issued by NALP Business Loan Trust 2025-1 (the “Securitization Trust”). The 2025-1 Notes were backed by $216.6 million of collateral, consisting of Newtek ALP Holdings originated ALP loans. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 6.338%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.838%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.338%. The 2025-1 Notes had a weighted average yield of 6.62% and an 85% advance rate.

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

Recent Developments

Note Purchase and Exchange

On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange the $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. One of the investors also agreed to purchase $2.0 million in newly issued additional principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act.

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

The Company has cash and cash equivalents, which includes cash and due from banks, restricted cash, and interest bearing deposits in banks, of $216.9 million. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of September 30, 2025, cash deposits in excess of insured amounts totaled approximately $29.0 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $105.9 million, of which $105.5 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2025, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning September 30, 2025	12 Months Beginning September 30, 2026	As of September 30, 2025
+200	13.8%	15.4%	(0.4)%
+100	6.8	7.6	(0.2)
-100	(8.0)	(8.6)	0.4
-200	(15.8)	(17.0)	1.0

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2025. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issue shares of common stock that are not subject to the registration requirements of the Securities Act in connection with dividends on unvested restricted stock awards. A breakdown of the shares related to dividends on unvested restricted stock awards is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	#	$	#	$	#	$	#	$
Dividend shares on unvested RSAs	3	$54	8	$114	38	$420	$20	$263

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

3.2	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of NewtekOne, Inc’s Current Report on Form 8-K, filed January 24, 2023).

3.3	Articles of Amendment to Newtek Business Services Corp.’s Charter (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K filed January 17, 2025).

3.4	NewtekOne, Inc. Articles Supplementary, dated August 19, 2025. (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K, filed August 21, 2025).

3.5	NewtekOne, Inc. Articles Supplementary, dated September 16, 2025. (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K, filed September 18, 2025).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed June 18, 2024).

31.1*	Certification by Principal Executive Officer required by Rules 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2*	Certification by Principal Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, furnished herewith.

32.1**	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: November 7, 2025	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 7, 2025	By:	/S/ FRANK M. DEMARIA
Frank M. DeMaria
Chief Financial Officer (Principal Financial Officer)