Form 10-K
period 2025-12-31
NewtekOne, Inc.
filed 2026-03-10
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.02 per share	NEWT	Nasdaq Global Market LLC
8.00% Notes due 2028	NEWTI	Nasdaq Global Market LLC
8.50% Notes due 2029	NEWTG	Nasdaq Global Market LLC
8.625% Notes due 2029	NEWTH	Nasdaq Global Market LLC
8.50% Notes due 2031	NEWTO	Nasdaq Global Market LLC
Depositary Shares, each representing a 1/40th interest in a share of 8.500% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	NEWTP	Nasdaq Global Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $276.5 million as of the last business day of the registrant’s second fiscal quarter of 2025, based on a closing price on that date of $11.28 on the Nasdaq Global Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.
As of March 9, 2026, there were 28,831,491 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

NEWTEKONE, INC. AND SUBSIDIARIES

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2017-1 Trust	Newtek Small Business Loan Trust, Series 2017-1, terminated in February 2023
2018-1 Trust	Newtek Small Business Loan Trust, Series 2018-1, terminated in October 2024
2019-1 Trust	Newtek Small Business Loan Trust, Series 2019-1, terminated in October 2024
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2025-1 Trust	NALP Business Loan Trust, Series 2025-1
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 5.00% Notes	5.00% Notes due 2025, matured March 31, 2025
2025 8.125% Notes	8.125% Notes due 2025, exchanged for 2027 Notes
2025 Notes	Collectively, the 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026, matured February 1, 2026
2027 Notes	8.125% Notes due 2027
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
2030 Notes	8.375% Notes due 2030
2031 Notes	8.50% Notes due 2031
2033 Notes	8.375% Notes due 2033
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
Original ATM Equity Distribution Agreement	The Original ATM Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
Amended and Restated Equity Distribution Agreement	The Amended and Restated Equity Distribution Agreement, dated June 6, 2025, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
BHCA	Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System

FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses; revenue from $1.0 million to $100.0 million
SOFR	Secured Overnight Financing Rate
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity
Webster	Webster Bank, N.A.
Consolidated Subsidiaries, Joint Ventures and Other Investments
NSBF	Newtek Small Business Finance, LLC
NCL	Newtek Commercial Lending, Inc., a former wholly-owned subsidiary of NewtekOne Inc., merged into NALH on May 13, 2025
Newtek Bank	Newtek Bank, National Association
NALH or Newtek ALP Holdings	Newtek Business Services Holdco 6, Inc.
NMS	Newtek Merchant Solutions, LLC, a wholly-owned subsidiary of NBC
Mobil Money	Mobil Money, LLC, a wholly-owned subsidiary of NMS
NTS	Newtek Technology Solutions, Inc., a former wholly-owned subsidiary of the Company, sold to IPM on January 2, 2025
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC, dba Newtek Payroll and Benefits Solutions
NIA	Newtek Insurance Agency, LLC
TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 95.49% owned consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a former 50% owned joint venture, 100% Company owned as of August 27, 2025 and dissolved on September 30, 2025
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
IPM	Intelligent Protection Management Corp., formerly Paltalk, Inc.
IPM Preferred Stock	4.0 million shares of IPM Series A Non-Voting Common Equivalent Stock

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
•the timing of cash flows, if any, from the operations of our subsidiaries.

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
•changing interest rates (including credit spreads) and the impacts on macroeconomic conditions and Company’s profitability, returns, and results of operations, which include but are not limited to, interest income and expense and valuations of assets measured at fair value;
•interest rate volatility, which could adversely affect our results;
•changes to the federal Section 7(a) loan program (the “SBA 7(a) Program”), including recent revisions to SBA Standard Operating Procedure (“SOP”) as well as the impacts of any Federal government shutdown on the SBA, including the SBA 7(a) Program and SBA 504 program, each of which were frozen as a result of the recently ended Federal government shutdown and could materially and adversely affect Newtek Bank’s lending business;
•impacts to financial markets and the global macroeconomic and geopolitical environment, including higher inflation and its impacts; and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of Newtek Bank to continue to originate loans under the SBA 7(a) Program, i.e., SBA 7(a) loans, maintain PLP status, sell guaranteed portions of SBA 7(a) loans at premiums and grow deposits; our ability to originate new loans; our subsidiaries’ ability to generate revenue and obtain and maintain certain margins and levels of profitability; and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report, and while we believe such information forms, or will form, a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements The forward-looking statements in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

PART I

ITEM 1. BUSINESS.

We are a financial holding company subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta that, together with our consolidated subsidiaries, provides a wide range of business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market.

Prior to January 6, 2023 when we acquired Newtek Bank and converted to a financial holding company, we operated as an internally managed non-diversified closed-end management investment company that was regulated as a BDC under the 1940 Act, and was treated as a RIC under the Code for U.S. federal income tax purposes. See “Executive Overview - Conversion to a Financial Holding Company.”

In addition to our bank subsidiary, Newtek Bank and its consolidated subsidiary, SBL, the following are our consolidated non-bank direct and indirect subsidiaries: Newtek Small Business Finance, LLC (NSBF); Newtek Business Services Holdco 6, Inc. d/b/a Newtek ALP Holdings (NALH); Newtek Merchant Solutions, LLC (NMS) and its subsidiary Mobil Money, LLC; CDS Business Services, Inc. d/b/a Newtek Business Credit Solutions (NBC); PMTWorks Payroll, LLC d/b/a Newtek Payroll and Benefits Solutions (PMT); Newtek Insurance Agency, LLC (NIA); Titanium Asset Management LLC (TAM); and POS on Cloud, LLC, d/b/a Newtek Payment Systems (POS).

NewtekOne is a Technology Enabled Financial Holding Company Offering Business and Financials Solutions to its
Client Base of Independent Business Owners

NewTracker®

NewTracker is our primary tool for acquiring business referrals without traditional bankers, bank branches, brokers or business development officers. We have an established and reliable platform that is not limited by client size, industry type, or location. As a result, we believe we have a strong and diversified client base across the United States and across a variety of different industries. In addition, we have developed a financial and technology based business model that enables us to acquire and process our independent business owner (SMB) clients in a cost effective manner. This capability is supported in large part by NewTracker®, our patented prospect management technology software, which is similar to, but we believe better suited for our needs than, the system popularized by Salesforce.com and similar providers.

In 2003, we began instituting and developing our strategy of acquiring clients primarily through a network of alliance-based relationships and managing customer inquiry through our patented NewTracker system. Our network includes hundreds of alliance partners who have entered into Referral Promotion Agreements or BizExec Agreements. Under these arrangements, the alliance partners are eligible for a referral fee when their referral leads to the creation of a new account. This account may encompass, but is not limited to, services such as loans, merchant processing accounts, payroll solutions, insurance policies or bank accounts.

Through our NewTracker platform, we have historically received hundreds of unique referrals a day from alliance partners which include large commercial banks, community banks, credit unions, trade associations, accounting firms, law firms, and small business client aggregators. We process these referrals using non-traditional bankers that we refer to as Business Service Specialists (BSS). By utilizing NewTracker, we provide complete transparency to our alliance partners who can track and view the processing of their referral through the close of the transaction, whether it is a loan, the opening of a merchant processing account or payroll account, or an insurance policy. In addition, we leverage software and artificial intelligence (“AI”) to extract, process and exchange information from borrowers and businesses in need of a business or financial solution.

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

Additionally, through NewTracker we maintain a database of what products have been offered to potential clients even if a deal is not closed. That information allows us to revisit that referral over the course of time and continue to solicit business targeting independent business owners as we continue to develop what we view as new best in class business and financial solutions. We regularly contact current and prospective clients in our database through email, videos and outbound calling efforts. By connecting with clients in our database regularly and consistently, on camera and with educational videos, webinars, and podcasts, we believe we have developed an efficient way to grow our sales and marketing plan and improve Newtek® and NewtekOne(R) brands awareness and recognition.

Newtek Advantage®

In addition, we offer the Newtek Advantage® (patent pending), the One Dashboard for All of Your Business Needs®, which we believe is a differentiating business tool that business owners can use in one or more areas of their core business operations. For example, the Newtek Advantage provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts, who are available on camera 24/7/365 (with the ability to share videos, presentations, and analytical data), in the areas of Business Lending, Electronic Payment Processing, personal and commercial lines Insurance Services and Payroll and Benefits Solutions. Moreover, the Newtek Advantage provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for our Newtek Payroll (PMT) clients to make payroll directly from the Newtek Advantage business portal. In addition, the Newtek Advantage integrates with Intuit QuickBooks®, providing independent business owners with a real-time snapshot into their finances. We believe the Newtek Advantage can, among other things, enable Newtek Bank to grow core business transactional deposits, and provide our existing and new clients with an “advantage” in successfully running their businesses.

We believe that our NewTracker and Newtek Advantage technological innovations support our business strategy of being a true technology enabled financial holding company, without branches, traditional bankers, brokers or business development officers. We believe that our technology and business platform distinguishes us from our competitors.

NewtekOne’s Business and Financial Solutions Ecosystem

NewtekOne and its subsidiaries provide independent business owners with the following Newtek® branded business and financial solutions: Newtek Banking, Newtek Lending, Newtek Payments, Newtek Insurance and Newtek Payroll. In addition, since the divestiture of NTS to IPM, we offer our clients the Technology Solutions (Cloud Computing, Data Backup, Storage and Retrieval, IT Consulting and Web Services) provided by Intelligent Protection Management Corp. (IPM.com) (formerly known as NTS).

Newtek Banking

We have centralized our Newtek Lending Platform within Newtek Bank, our commercial bank, except for our ALP lending business, discussed herein. Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model and originates and services SBA 504 loans, C&I loans (including ABL), and owner occupied CRE and investor CRE loans.

Prior to the Acquisition of Newtek Bank in 2023, our SBA 7(a) lending operations were conducted by NSBF, our SBA licensed non-bank lender. Following the acquisition of Newtek Bank, all SBA 7(a) loan originations were transitioned to Newtek Bank in April 2023, and NSBF ceased originations of SBA 7(a) loans. To that end, on April 13, 2023, the Company, NSBF and the SBA entered into an agreement to, among other things, transition NSBF’s SBA 7(a) pipeline of new loans to Newtek Bank and wind-down NSBF’s operations (the "Wind-down Agreement"). NSBF is in the process of winding-down its operations and will continue to own the SBA 7(a) loans currently in its loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. Newtek Bank’s subsidiary SBL now services and liquidates NSBF’s SBA loan portfolio, including processing forgiveness, pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF is subject to minimum capital requirements established by the SBA, is required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, has restrictions on its ability to make dividends and distributions to the Company, and remains liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans previously originated and sold by NSBF. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10.0 million account to secure these potential obligations.

Newtek Bank also offers depository services and solutions. Newtek Bank’s commercial banking clients can take advantage of our full offerings of business and financial solutions via the Newtek Advantage business portal.

Newtek Bank's Business and Financial Solutions Include:

SBA 7(a) Lending

Newtek Bank’s Lending platform, which generates a material portion of our revenues, includes loans originated under the SBA 7(a) Program, i.e., SBA 7(a) loans. The SBA is an independent government agency that facilitates one of the nation’s largest sources of financing to independent business owners of SMBs by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due on SBA 7(a) loans. Under the SBA 7(a) Program, a bank, such as Newtek Bank, or a nonbank lender licensed by the SBA, such as NSBF, underwrites a loan between $2,500 and $5.0 million for a variety of general business purposes based on the SBA’s loan program requirements. Receipts of principal and interest (and in situations involving default recoveries and expenses) on a SBA 7(a) loan are shared pari passu between the SBA and the lender, which substantially can reduce the loss severity on the unguaranteed portion of a loan held by the originators of SBA 7(a) loans. SBA 7(a) loans are typically between ten and 25 years in maturity and bear interest at the prime rate plus a spread from 3.00% to 6.50%. The Company estimates the duration of these loans to be between four and five years. Since the guaranteed portions of SBA 7(a) loans carry the full faith and credit of the U.S. government, lenders may, and frequently do, sell the guaranteed portion of SBA 7(a) loans (subject to certain conditions) in the capital markets, hold the unguaranteed portion and retain all loan servicing rights.

From 2012 through December 31, 2022, our subsidiary NSBF, was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals. Newtek Bank received PLP status in April 2023, a designation whereby the SBA authorizes the most experienced SBA lenders to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status has allowed Newtek Bank (and historically NSBF) to serve our clients in an expedited manner since we are not required to present applications to the SBA for concurrent review and approval. All new SBA 7(a) loan originations were transitioned to Newtek Bank in April 2023.

As of February 10, 2026, Newtek Bank was the third largest SBA 7(a) lender in the U.S. by dollar loan approval volume, approving over $355 million of SBA 7(a) during the SBA’s fiscal year 2026, which began on October 1, 2025, according to SBA.gov statistics.

NewtekOne has a dedicated Senior Lending Team (as defined below) that supports Newtek Bank’s origination and servicing of SBA 7(a) loans to qualifying independent business owners. Our SBA 7(a) business model is to originate SBA 7(a) loans, sell the guaranteed portions of the SBA 7(a) loans, typically within 180 days of origination, and retain the unguaranteed portions. Historically, NSBF would accumulate sufficient unguaranteed portions of SBA 7(a) loans for securitization. In a securitization, the unguaranteed portions of SBA 7(a) loans are transferred to a special purpose vehicle (a “Trust”), which in turn issues and sells notes against the Trust’s assets in private placements. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust. Principal on the securitization notes is paid by cash flows in excess of that needed to pay various fees related to the operation of the Trust and interest on the debt. Securitization notes have an expected maturity of approximately five years, and the Trust is dissolved when the securitization notes are paid in full, either at or prior to maturity. NSBF completed eleven (11) securitizations with Standard & Poor’s AA or A ratings and advance rates as high as 83.5% of par value. NSBF’s last securitization occurred in June 2023, when it sold (and we increased our secured borrowings by) $103.9 million of Unguaranteed SBA 7(a) Loan-Backed Notes, Series 2023-1, consisting of $84.3 million of Class A Notes and $19.6 million Class B Notes, rated “A-” and “BBB-”, respectively, by S&P Global, Inc. Newtek Bank intends to use core deposits to fund SBA 7(a) loans and does not currently plan to securitize the unguaranteed portions of SBA 7(a) loans it originates, but may do so in the future. In addition, Newtek Bank may determine to retain the government guaranteed portions of SBA 7(a) loans for longer periods, pending deployment of excess capital.

We believe our more than twenty years of experience as one of the largest SBA 7(a) lenders provides us with a distinct competitive advantage over other lenders that have not overcome the significant barriers-to-entry into our primary loan market. We originated $767.8 million of SBA 7(a) loans during 2025 and $943.0 million of SBA 7(a) loans during 2024. Our 2025 SBA 7(a) loan origination volume was negatively impacted by, among other things, the U.S. government shutdown during the fourth quarter of 2025 and recent changes to the SBA 7(a) Program. We believe that we will continue to be introduced to a variety of high-quality lending opportunities through our existing loan sourcing channels and our subsidiaries’ relationships with their clients.

We have a dedicated capital markets team that sells the guaranteed portions of our SBA 7(a) loans, and we retain the unguaranteed portions. Historically, we have sold SBA guaranteed portions of SBA 7(a) loans at premiums. See MD&A “Net Gains on Sales of Loans.” Any portion of the premium that is above 110% of par value is shared equally between us and the SBA. However, there is no guarantee that Newtek Bank will be able to continue to earn premiums within our historical range, or will be able to maintain PLP status. See “Item 1A. Risk Factors - Risks Related to SBA Lending - We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.”

We have focused on making smaller SBA 7(a) loans, approximately $1.0 million or less, in order to maintain a diversified pool of loans that are dispersed both geographically and among industries, with a goal of limiting our exposure to regional and industry-specific economic downturns. Specifically, as of December 31, 2025, the Company’s SBA 7(a) loan portfolio consisted of 8,431 loans originated across 50 states in 82 different industries as defined by the North American Industry Classification System (“NAICS”).

As discussed below, in addition to SBA 7(a) lending, our Newtek Lending Platform includes the following loan products originated by Newtek Bank: SBA 504 loans, investor commercial real estate (CRE) and C&I loans (including ABL and owner occupied CRE); and as discussed below, alternative lending program (“ALP”) loans (which are C&I loans with longer amortization schedules held for sale) originated by our non-bank lender Newtek ALP Holdings and our joint ventures; and SBA 504 loans originated by Newtek ALP Holdings.

SBA 504 Lending

Newtek Bank originates SBA 504 loans which provide long-term fixed rate financing for major fixed assets such as real estate (including construction) or equipment. The maximum loan amount for a SBA 504 loan is typically not more than $5.5 million.

C&I Lending, CRE Lending and ABL Lending

Newtek Bank also originates C&I loans to its commercial customers, which includes ABL loans; owner occupied CRE loans and investor CRE loans.

Third Party Loan Servicing and Loan Origination Services

SBL, Newtek Bank’s subsidiary, provides our affiliates, subsidiaries and third-parties, including banks, credit unions and government agencies, including the FDIC, with loan servicing for SBA and non-SBA loans. In addition, SBL provides our affiliates, subsidiaries and third-parties with outsourced solutions for the entire loan origination process, including credit analysis, structuring and eligibility, packaging, closing compliance and servicing. For example, SBL originates and services ALP and 504 loans for our Newtek ALP Holdings subsidiary and has done so for our joint ventures (see below).

Deposits and Depository Services

We are focused on growing and retaining a stable deposit base and deepening relationships with Newtek Bank’s current and prospective deposit customers by leveraging Newtek Bank’s customer-direct, easy-to-use, digital account opening platform. Newtek Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. Following the Acquisition of Newtek Bank and its $137 million deposit portfolio, we launched our High Yield Savings and Retail CD product offerings in March and April of 2023. Since that time, we have grown Newtek Bank’s deposit base rapidly and have offered competitive market rates using a digital account opening process that is straightforward with limited interaction. In December of 2023 we launched our Business Checking product offering and were successful in growing Newtek Bank’s business banking deposit base, which helped us surpass $1.4 billion in total deposits as of December 31, 2025. Newtek Bank has maintained strong customer acquisition and retention rates and expects to continue to drive growth in retail and business banking deposits. Additionally, we implemented a suite of software solutions that facilitates gathering and servicing deposits from our existing and prospective independent business owner clients, further diversifying our client base. We supplement Newtek Bank’s customer deposit base with a series of wholesale funding options, which consist of product offerings to community banks and credit unions, as well as fundings in the brokered CD market. Refer to NOTE 11—DEPOSITS for a breakdown of deposits and deposit growth.

Newtek ALP Holdings

The mission of the Newtek ALP is to generally provide access to capital to independent business owners that may not have qualified under the SBA 7(a) Program due to issues of program eligibility, loan size or a loan maturity that exceeds SBA guidelines. ALP Loans are intended for independent business owners who prefer 10-25 year amortizing loans C&I loans with no balloon payments and limited loan covenants, and who are willing to provide personal guarantees, liens on business and personal assets and pay higher interest rates. ALP loans have been funded by the Company at origination utilizing a combination of capital contributions from our financial holding company and warehouse lines of credit from unaffiliated third party financial institutions through NBL SPV I, II and III, LLC. ALP loans have typically been sold individually or securitized after reaching a necessary size on our balance sheet. As described below, we have sold individual loans to joint ventures in order to free up funds to originate new ALP loans and to share in the risk and rewards of our ALP loans. The loans are typically transferred with servicing retained.

On May 20, 2019, the Company and a joint venture partner launched Newtek Conventional Lending, LLC (NCL JV) to provide our ALP loans to U.S. middle-market companies and small businesses. NCL JV was a 50/50 joint venture between Newtek Commercial Lending, Inc. (NCL) a wholly-owned subsidiary of NewtekOne, and Conventional Lending TCP Holding, LLC, a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new ALP loans during 2020. On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans, including loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay a Deutsche Bank credit facility and return capital to the NCL JV partners. In August 2025 the NCL Business Loan Trust 2022-1 was terminated when the Class A Noteholders were re-paid in full. On August 27, 2025, NCL entered into an interest purchase agreement between NCL and TCP to acquire TCP’s 50% ownership interest in NCL JV for $15.75 million. Since the assets acquired did not meet the definition of a business under ASC 805-10-55, the transaction was accounted for as an asset acquisition under ASC 805-50. On September 30, 2025, NALH caused the dissolution of NCL JV.

On August 5, 2022, NewtekOne launched its second joint venture to invest in ALP loans, Newtek-TSO II Conventional Credit Partners, LP (Newtek-TSO JV). NCL and TSO II entered into a joint venture, Newtek-TSO JV, pursuant to which NCL and TSO II each committed to contribute an equal share of equity funding to the Newtek-TSO JV and with each having equal voting rights on all material matters. Newtek-TSO JV deployed capital with additional leverage supported by a warehouse line of credit. From the fourth quarter of 2022 through the third quarter of 2024, Newtek-TSO JV made investments in ALP loans originated by Newtek ALP Holdings to middle-market companies as well as independent business owners. On July 23, 2024, Newtek- TSO JV closed a securitization backed by ALP loans, selling $137.2 million of Class A Notes and $17.2 million of Class B Notes (collectively, the “TSO Notes”) issued by NALP Business Loan Trust 2024-1. The TSO Notes were backed by $190.5 million of collateral consisting of ALP loans originated by Newtek ALP Holdings. The Class A and Class B Notes received Morningstar DBRS ratings of “A (sf)” and “BBB (high) (sf),” respectively.

Newtek Payments

NewtekOne’s business and financial solutions ecosystem also includes its Newtek Payments businesses, which includes our subsidiaries Newtek Merchant Solutions, LLC (NMS), Mobil Money, LLC (an NMS subsidiary) and POS on Cloud, LLC, d/b/a Newtek Payment Systems (POS).

NMS

NMS markets credit and debit card processing services, check approval services, ACH services, processing equipment, and software. NMS utilizes a multi-pronged sales approach of both direct and indirect sales. NMS’ primary sales efforts focus on direct sales through our Newtek® and Your Business Solutions Company® brands. Our indirect sales channels consist of alliance partners and independent sales agents across the United States. These referring organizations and associations are typically paid a percentage of the processing revenue derived from the respective merchants that they successfully refer to NMS. In 2025, NMS processed merchant transactions with sales volumes of $5.2 billion.

We believe NMS has a number of competitive advantages that enables it to effectively compete in this market. These are:

•focus on non-traditional business generation: referral relationships, wholesale solicitations and financial institutions rather than independent sales agents;

•seeking to be a market leader in the implementation of technology in the payment processing business;

•maintaining its own staff of trained and skilled customer service representatives; and

•marketing and selling the latest in point-of-sale technology hardware with related cyber-security features.

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

Newtek Technology

On January 2, 2025, we completed the divestiture of our wholly-owned subsidiary Newtek Technology Solutions, Inc. (NTS) to IPM. We intend to continue to offer our clients IPM’s technology solutions on a referral fee basis. Refer to “NOTE 4—INVESTMENTS”.

Newtek Payroll, Insurance, and Other

PMT d/b/a Newtek Payroll and Benefits Solutions, is a wholly-owned subsidiary which offers an array of industry standard and competitively priced payroll management, and related payment and tax reporting services to independent business owners. We are focused on PMT customers being a source for the generation of depository accounts for Newtek Bank, which we believe can provide Newtek Bank with business deposits that are not only sticky, but also would allow us to improve the client experience from being able to make payroll directly from the Newtek Advantage.

Newtek Insurance Agency (NIA), a wholly-owned subsidiary, is a retail and wholesale brokerage insurance agency licensed in all 50 states, specializing in the sale of commercial and health/benefits lines insurance products to independent business owners, as well as the sale of various personal lines of insurance. NIA has experienced success in the area of technological innovation, whereby NIA provides key man life insurance on our loan products without requiring a medical exam or the client filling out lengthy applications. NIA is able to accomplish this by automatically transferring data from loan applications to populate an insurance application. We anticipate further automating the sale of property and casualty insurance on lending opportunities.

In addition, our subsidiary TAM provides inbound and outbound calling services to all of our affiliates. TAM’s client success and service specialists answer all inbound communications to our 1-800 lines and connect with our clients who visit www.newtekone.com through video and digital chat. TAM has two primary initiatives: (1) telemarketing into our existing database of referrals for the purpose of introducing our business and financial solutions, and (2) monitoring and improving client experience and ensuring any client issues or complaints are tracked and resolved. We are focused on growing this unit over time and improving its productivity in selling our business and financial solutions directly to our client database and creating warm referrals for our BSS in each vertical. We require that TAM’s client success and service specialists, as well as our BSS teams in each of our businesses, appear on camera on all client interactions, either utilizing our licensed Glia technology or our phone system. Our strategy is to operate without traditional bankers, brokers, business development officers or physical branches, and in their stead, use client success and service specialists who are U.S. based and available on camera to give our clients the opportunity to speak with a live person 24/7/365.

Newtek® and NewtekOne® Branding

We have developed our Newtek and NewtekOne branded line of business and financial solutions to offer a full service suite for independent business owners in the United States. We reach potential customers through our integrated multi-channel approach featuring indirect and direct outbound solicitation efforts. We continue to utilize and grow our primary marketing channel of strategic alliance partners as well as a direct marketing strategy to independent business owner customers through our “go to market” brand, Your Business Solutions Company® and One Solution for All Your Business Needs®. Through our web presence, www.newtekone.com and newtekbank.com, we believe we are establishing ourselves as a preferred “go-to” provider for independent business owner financial and business solutions offered under the Newtek® and NewtekOne® brands.

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

The independent business owner (SMB) market represents a large, underserved market. According to a 2025 Small Business Profile published by the SBA, the U.S. independent business owner/SMB market includes 36.2 million businesses. We believe that SMBs, most of which are privately-held, are relatively underserved by traditional capital providers such as commercial banks, finance companies, hedge funds and collateralized loan obligation funds. Further, we believe that such businesses generally possess conservative capital structures with significant enterprise value cushions, as compared to larger companies with more financing options. While the largest originators of SBA 7(a) loans have traditionally been regional and national banks, from 2012 through 2022, our subsidiary NSBF was consistently the largest non-bank originator of SBA 7(a) loans, and ranked as the third largest SBA 7(a) lender in the United States, including banks. Newtek Bank now ranks as the third largest SBA 7(a) lender based on dollar volume of loan approvals. As a result, we believe we are well positioned to continue to provide financing to the types of independent business owners that we have historically targeted and further, that we have the technology and infrastructure in place presently to do so cost effectively in all 50 states and across many industries.

Increased demand for comprehensive, business-critical SMB solutions. Increased competition and rapid technological innovation are creating an increasingly competitive business environment that requires independent business owners to fundamentally change the way they manage critical business processes. This environment is characterized by greater focus on increased quality, lower costs, faster turnaround and heightened regulatory scrutiny. To make necessary changes and adequately address these needs, we believe that companies need to focus on their core competencies and utilize cost-effective outsourced solutions to improve productivity, lower costs and manage operations more efficiently. We provide what we view as critical business and financial solutions such as commercial loans, electronic payment processing, personal and commercial insurance services and full-service payroll and benefit solutions. We believe that each of these market segments are underserved for independent business owners and since we are able to provide comprehensive financial and business solutions under one (the Newtek) platform, we believe that we are well positioned to continue to realize growth from these product offerings. Most importantly, our pledge and goal is to enhance our clients’ business through our business and financial solutions that we believe can make them more successful.

Competitive Advantages

We believe that we are well positioned to take advantage of opportunities to provide business and financial solutions to independent business owners due to the following competitive advantages:

Senior Lending Team and Executive Officers. We rely on our Senior Lending Team and executive officers, some of whom have worked together for more than twenty years and have decades of experience in related fields. These professionals have screened opportunities, underwritten new loans and investments and managed a portfolios of SMB loans through two recessions, a credit crunch, the dot-com boom and bust, a historic, leverage-fueled asset valuation bubble, and the COVID-19 pandemic. Each member brings a complementary component to a team well-rounded in commercial lending, finance, accounting, operations, strategy, business law and executive management. We are led by our executive officers under the supervision of our Board. Our executive officers have significant experience in our fields of operations.

Business Model Enables Attractive Risk-Adjusted Returns on Investment in SBA 7(a) Lending. Our SBA 7(a) loans are structured so as to permit the sale of the U.S. government guaranteed portions following origination. Newtek Bank has determined to retain the unguaranteed portions of SBA 7(a) loans it funds through its consumer and retail deposit bases. Selling the guaranteed portion provides Newtek Bank the ability to efficiently manage its balance sheet and returns, by reducing the funding needed for future originations and recording premiums that typically provide revenue that have historically more than offset the provision for credit losses on the retained unguaranteed portion. Prior to the acquisition of Newtek Bank, we successfully securitized the unguaranteed portions of SBA 7(a) loans. Newtek Bank may seek to securitize or otherwise finance these loans in the future. The return of principal and premium may result in an advantageous risk-weighted return on our original investment in each loan.

State of the Art Technology. Our patented NewTracker® software enables us to acquire an SMB customer cost effectively, process the application or inquiry, assemble necessary documents, complete the transaction and create a daily reporting system that is sufficiently unique as to receive a U.S. patent. NewTracker® enables us to identify a transaction, similar to a merchandise barcode or the customer management system used by SalesForce.com, then process a business transaction and generate internal reports used by management and external reports for strategic referral partners. NewTracker® provides our referral partners with digital access into our back office and allows them to follow on a real time, 24/7 basis the processing of their referred customers. NewTracker® is used Company-wide across each of the business and financial solutions we offer directly or through our subsidiaries. In addition, the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, provides independent business owners with, among other things, a business tool they can use in one or more areas of their core business operations, including instant access to each of our business and financial solutions and to a team of NewtekOne business and financial solutions experts.

Established Direct Origination Platform with Extensive Deal Sourcing Infrastructure. We have established a direct loan origination pipeline for opportunities without brokers and with broad marketing channels that we believe allow for selective underwriting. We believe the combination of our alliance relationships, Newtek brand, lending portal, patented NewTracker® technology, and brand presence as Your Business Solutions Company® have created an extensive deal sourcing infrastructure. Although we pay fees for loan originations that are referred to us by our alliance partners, our lending team works directly with the borrower to assemble and underwrite loans. We rarely invest in pre-assembled loans that are sold by investment banks or brokers. As a result, we believe that our unique national origination platform allows us to originate attractive credits at a low cost. We anticipate that our principal loan originations and other business opportunities will continue to be the same types of independent business owners to which we currently provide financing. Our executive officers and Senior Lending Team also seek to leverage our extensive network of additional referral sources, including law firms, accounting firms, financial, operational and strategic consultants and financial institutions, with whom we have closed opportunities. We believe our current infrastructure and expansive relationships will continue to provide us with direct (or non-brokered) business opportunities.

Flexible, Customized Financial Solutions for Seasoned, Independent Business Owners. While Newtek Bank’s primary focus is to expand its lending activities by providing a full suite of commercial loans to independent business owners, we also seek to offer independent business owners a variety of attractive cost effective and efficient business and financial solutions to meet their capital needs through Newtek Bank and our nonbank subsidiaries. In particular, we offer larger loans, between $5.0 million and $15.0 million, but with higher interest rates to compensate for the increased risk of loans that do not qualify for an SBA guarantee. Unlike many of our competitors, we believe we have the business finance ecosystem that allows us to provide a complete package of business and financial solutions for independent business owners, which allows for cross-selling opportunities and improved client retention. We expect that a large portion of our capital will be loaned to companies that need growth capital, acquisition financing or funding to recapitalize or refinance existing debt facilities. Our lending will continue to focus on making loans to independent business owners that:

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

Disciplined Underwriting Policies and Rigorous Portfolio Management. We pursue rigorous due diligence of all prospective loans originated through our Business Lending Platform. Our Senior Lending Team has developed what we believe to be an extensive underwriting due diligence process, which includes a review of the operational, financial, legal, industry, performance and outlook for the prospective loan, including quantitative and qualitative stress tests and review of industry data. We acquire appraisals on CRE, residential real estate, equipment, and business valuations to assist in underwriting a loan and credit decisioning. These processes continue during the portfolio monitoring process, when we will conduct field examinations, when appropriate, review compliance certificates and assess the financial and business conditions and prospects of our borrowers. In addition, Newtek Bank’s subsidiary SBL, an S&P rated servicer, is a third-party servicer for commercial loans, including SBA 7(a) and other government guaranteed loans, whose exceptional servicing capabilities with compact timelines for loan resolutions and dispositions has attracted third-party portfolios to SBL for servicing. SBL services the loans funded by Newtek Bank, Newtek ALP Holdings, NSBF, our joint ventures and loans held in our securitization trusts, and provides loan origination and closing services to our joint ventures and affiliates.

Prior Business Development Company History

Our predecessor was formed on June 29, 1999 under the laws of the State of New York and, on November 12, 2014, in connection with our election to be regulated as a BDC, merged with and into us for the purpose of reincorporating under the laws of the State of Maryland.

From November 12, 2014 to January 6, 2023, we operated as a BDC and a RIC. As a RIC, we generally did not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our shareholders. Although we maintained our status as a BDC and a RIC through the entirety of our 2022 fiscal and tax years, upon completing the Acquisition of Newtek Bank, we filed with the SEC Form N-54C, Notification of Withdrawal of Election to be Subject to the 1940 Act, and ceased to be a BDC. As a result, as of January 2023 we ceased to be subject to regulation as a BDC under the 1940 Act, and no longer qualified for tax treatment as a RIC under the Code.

Regulation and Supervision

General

The U.S. financial services and banking industry is highly regulated. The bank regulatory regime is intended primarily for the protection of customers, the public, the financial system and the Deposit Insurance Fund (DIF) maintained by the FDIC, and support of the community and economic development, rather than our stockholders or creditors.

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

Newtek Bank’s deposits are insured by the DIF up to applicable legal limits. As an FDIC-insured depository institution, Newtek Bank is subject under certain circumstances to supervision, regulation and examination by the FDIC. The FDIC charges deposit insurance assessments to FDIC-insured institutions, including Newtek Bank, to fund and support the DIF. The rate of these deposit insurance assessments is based on, among other things, the risk characteristics of Newtek Bank. The FDIC has the power to terminate Newtek Bank’s deposit insurance if it determines Newtek Bank is engaging in unsafe or unsound practices. Federal banking laws provide for the appointment of the FDIC as receiver in the event Newtek Bank were to fail, such as in connection with undercapitalization, insolvency, unsafe or unsound condition or other financial distress. In a receivership, the claims of Newtek Bank’s depositors (and those of the FDIC as subrogee of Newtek Bank) would have priority over other general unsecured claims against Newtek Bank.

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

On November 29, 2023, the FDIC issued a final rule that imposes a special deposit insurance assessment on insured depository institutions in order to recover losses that the DIF has incurred in the receiverships of Silicon Valley Bank and Signature Bank. The rule requires the payment of the special assessment over eight quarterly assessment periods beginning in the first quarter of 2024, subject to adjustments if the total amount collected is insufficient to cover the DIF’s costs. Each quarterly special assessment is equal to 3.36 basis points (0.0336%) of the amount of an institution’s estimated uninsured deposits that exceeded $5 billion as of December 31, 2023. For all quarterly periods from December 31, 2023 through December 31, 2025, Newtek Bank’s estimated amount of uninsured deposits did not exceed $5.0 billion and therefore, Newtek Bank is not required to pay any amount of the special assessment.

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

Broad Powers to Ensure Safety and Soundness

A principal objective of the U.S. bank regulatory system is to ensure the safety and soundness of banking organizations. Safety and soundness is a broad concept that includes financial, operational and compliance considerations, including matters such as capital, asset quality, quality of board and management oversight, earnings, liquidity and sensitivity to market and interest rate risk. As part of its commitment to maintain safety and soundness, at the time we acquired Newtek Bank, Newtek Bank entered into an Operating Agreement with the OCC (the “Operating Agreement”), which set forth key parameters, such as with respect to its business plan, minimum capital, minimum liquidity, risk management and compliance, which then ceased in January 2026.

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
•assess civil monetary penalties;
•remove officers and directors; and
•terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject us and our subsidiaries or their officers, directors and institution-affiliated parties to a broad variety of sanctions or remedies, including those described above.

Limits on Activities and Approval Requirements

The BHCA generally restricts the Company’s ability, directly or indirectly, to engage in, or acquire more than 5% of any class of voting securities of a company engaged in activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. The Company elected to become a financial holding company, allowing it to engage in a broader array of financial activities than bank holding companies.

The bank regulatory regime requires that we obtain prior approval of one or more regulators for various initiatives or corporate actions, including acquisitions or minority investments, the establishment of branches, certain dividends or capital distributions, and significant deviations from Newtek Bank’s previously approved business plan. Regulators take into account a range of factors in determining whether to grant a requested approval, including the supervisory status of the applicant and its affiliates. Thus, there is no guarantee that a particular proposal by us would receive the required regulatory approvals.

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

Dividends and capital distributions by Newtek Bank are also limited by the regulatory regimes. For example, relevant laws and regulations generally applicable to national banks limit the amount of dividends and capital distributions that may be made by a national bank and/or require prior approval of the OCC.

Federal Home Loan Bank System

Newtek Bank is a member of the Federal Home Loan Bank System (“FHLB”), which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Newtek Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. Newtek Bank is in compliance with this requirement with an investment in FHLB capital stock of $897 thousand as of December 31, 2025.

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

The Consumer Financial Protection Bureau (“CFPB”) is generally responsible for rulemaking with respect to certain federal laws related to the provision of financial products and services to consumers. In addition, the CFPB has examination and primary enforcement authority with respect to federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. As of December 31, 2025, Newtek Bank has assets less than $10 billion; therefore, we are not currently subject to the examination and enforcement jurisdiction of the CFPB. However, many consumer protection rules adopted or amended by the CFPB do apply to us and are the subject of examination and enforcement with respect to us by the OCC.

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

Privacy, Information Technology and Cybersecurity

We are subject to various laws related to the privacy of consumer information. For example, we and our subsidiaries are required under federal law periodically to disclose to their retail clients our policies and practices with respect to the sharing of nonpublic client information with our affiliates and others, and the confidentiality and security of that information. In some cases, Newtek Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and Newtek Bank must allow a consumer to opt out of Newtek Bank’s sharing of information with its affiliates for marketing and certain other purposes. We are also subject to laws and regulatory requirements related to information technology and cybersecurity. For example, the Federal Financial Institutions Examination Council's (“FFIEC”), which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. In addition, the SEC enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance. Our regulators will regularly examine us for compliance with applicable laws, and adherence to industry best practices, with respect to these topics. For example, they will evaluate our security of user and customer credentials, business continuity planning, and the ability to identify and thwart cyber-attacks.

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

SBA Oversight and Regulation of NSBF’s and Newtek Bank’s participation in the SBA 7(a) Program

NewtekOne’s subsidiaries (NSBF from 2003 to April 2023 and Newtek Bank since April 2023) have been originating loans under the SBA 7(a) Program for 23 years. By making SBA 7(a) guaranteed loans and SBA 504 loans, SBA lenders automatically agree to the terms, conditions, and remedies in SBA Loan Program Requirements, as promulgated or issued from time to time. SBA Lenders further agree that a violation of SBA Loan Program Requirements constitutes default under their respective agreements with SBA. An SBA lender may be subject to an enforcement action for any number of grounds, including: (i) a failure to maintain eligibility requirements for specific SBA programs and delegated authorities, including but not limited to: the SBA 7(a) Program and PLP status; (ii) failure to comply materially with any requirement imposed by SBA Loan Program Requirements; or (iii) not performing underwriting, closing, disbursing, servicing, liquidation, litigation or other actions in a commercially reasonable and prudent manner for SBA 7(a) or 504 loans, respectively, as applicable.

Newtek Bank is licensed by the SBA to originate and service loans pursuant to the SBA 7(a) Program. Following the acquisition of Newtek Bank, in April 2023 all SBA 7(a) loan originations were transitioned from NSBF to Newtek Bank, and NSBF ceased the origination of SBA 7(a) loans, relinquished its PLP status and is winding-down its operations. During this wind-down process, NSBF is required to continue to own the SBA 7(a) loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval) sale or transfer. NSBF is further required to continue to service and liquidate its SBA loan portfolio pursuant to an SBA approved lender service provider agreement with SBL. During the wind down process, NSBF is required to maintain minimum capital requirements established by the SBA, required to maintain certain amounts of restricted cash available to meet any obligations to the SBA, and has restrictions on its ability to make dividends and distributions to its parent, and will remain liable to SBA for post-purchase denials and repairs, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed NSBF’s obligations to the SBA and has funded a $10.0 million account to secure these potential obligations. Any future post-purchase denials and repairs demands on NSBF could negatively impact our results of operations.

Newtek Bank has been granted PLP (SBA Preferred Lender Program) status. The SBA grants PLP status to certain lenders originating SBA 7(a) loans based on achievement of certain standards in lending which are regularly monitored by the SBA. As a PLP lender, Newtek Bank has delegated authority to place SBA guarantees on SBA 7(a) loans subject only to a brief eligibility review and assignment of a loan number by SBA) and process, close, service, and liquidate most SBA guaranteed loans without seeking prior SBA review and approval. An SBA lender’s PLP status is renewed by the SBA on an annual basis, or more frequently at the SBA’s discretion. If Newtek Bank fails to maintain PLP status, it would have a material adverse impact on Newtek Bank’s ability to originate SBA 7(a) loans at its current levels. See “Item 1A. Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.”

Participation in the SBA Secondary Market

In addition, the SBA regulates an SBA lender’s, including Newtek Bank’s, participation in the secondary market for sales of the guaranteed portions of SBA 7(a) loans. The SBA secondary market consists of the sale of certificates, representing either a fractional undivided interest in some or all of the guaranteed portion of an individual SBA 7(a) guaranteed loan or a fractional undivided interest in a pool consisting of the SBA guaranteed portions of a number of SBA 7(a) guaranteed loans. For example, when a lender such as Newtek Bank sells the guaranteed portion of a SBA 7(a) loan in the secondary market, the lender must perform all necessary servicing and liquidation actions for such loan even after SBA has purchased the guaranteed portion of such loan from a purchaser of a guaranteed portion, i.e., a registered holder, typically in the case where a borrower defaults on the loan. In the event that SBA purchases a guaranteed portion of such a loan from the registered holder, the lender must provide SBA with a loan status report within 15 business days of such purchase. This report typically includes, but is not limited to, a status report on the borrower and current condition of the collateral, plans for any type of loan workout or loan restructuring, existing liquidation activities including the sale of loan collateral, or the status of ongoing foreclosure proceedings. Moreover, the lender is required to provide documentation that SBA deems sufficient to be able to review the lender’s administration of the SBA 7(a) loan under the SBA Loan Program Requirements. Newtek Bank’s failure to provide sufficient documentation may constitute a material failure to comply with SBA Loan Program Requirements, and may lead to initiation of an action for recovery from Newtek Bank of all or some of the moneys SBA paid to a registered holder on a guarantee. SBA will also evaluate Newtek Bank’s continued participation in the secondary market and may restrict sales of guaranteed portions into the secondary market until SBA determines that Newtek Bank has provided sufficient documentation for purchases or demonstrates compliance with any requirement imposed by SBA Loan Program Requirements.

Pursuant to the SBA’s regulations, the SBA is released from liability on its guaranty of an SBA 7(a) loan and may, in its sole discretion, refuse to honor a guaranty purchase request in full or in part, or recover all or part of the funds already paid in connection with a guaranty purchase, if the lender failed to comply materially with an SBA Loan Program Requirement; failed to make, close, service or liquidate the loan in a prudent manner; placed the SBA at risk through improper action or inaction; failed to disclose a material fact to the SBA in a timely manner; or misrepresented a material fact to the SBA regarding the loan. In certain instances, the SBA may refuse to honor a guaranty purchase request in full (referred to by the SBA as a “denial”) or in part (referred to by the SBA as a “repair”), or recover all or part of the funds already paid in connection with a guaranty purchase. In the event of a repair or denial, liability on the guaranty, in whole or in part, would be transferred to Newtek Bank (or NSBF) as the originator of the loan, as the case may be. Even though NSBF has ceased originating new SBA 7(a) loans, it has retained and may be exposed to repair and denial liability to the SBA for the SBA 7(a) loans in NSBF’s portfolio. The incurrence of repairs and denials while NSBF is no longer generating income from the sales of guaranteed portions of SBA 7(a) loans can have a material negative impact on our financial results and liquidity. In addition, changes in SBA regulations and economic factors may adversely impact Newtek Bank’s or NSBF’s repair and denial rates. Pursuant to agreement with the SBA, NSBF has established a segregated restricted cash account at Newtek Bank in the amount of $10 million to account for potential post-purchase repairs and denials of guaranteed portions of SBA 7(a) loans, and agreed to take certain actions to, among other things, demonstrate the sufficiency of NSBF’s liquidity.

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

We target our loans made through our business finance ecosystem under the SBA 7(a) program, to produce generally, a coupon rate of prime plus 3.00% to 6.50% which enables us to generate sales of the guaranteed portions of SBA 7(a) loans in the secondary market, which have historically produced gains and a yield on investment.

Collateral and Sources of Repayment. We typically structure our loans with the maximum seniority and collateral along with personal guarantees from business owners, in many cases collateralized by other assets including real estate. In most cases, our loans will be collateralized by a first lien on the assets of the business and a first or second lien on assets of guarantors, in both cases primarily real estate. All SBA 7(a) loans are made with personal guarantees from any owner(s) of 20% or more of the business’ equity. As of December 31, 2025, substantially all of our SBA 7(a) loans consisted of loans that were secured by first or second priority liens on the assets of the business. In all categories we are a business lender and the business, not the collateral, at underwriting must be the primary source of repayment. All loans must cash flow on a historic or a projected basis if a SBA 7(a) loan, 504 loan, or ALP loan.

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

In addition to loans originated under the SBA 7(a) program, our Newtek Lending Platform includes the following loan products originated by Newtek Bank: SBA 504 loans, C&I loans (including ABL and owner occupied CRE and investor CRE). In addition, our ALP loans (formerly referred to as non-conforming conventional loans) are originated by Newtek ALP Holdings, our non-bank subsidiary, and have been originated or acquired by our joint ventures.

SBA 504 loans provide long-term fixed rate financing for major fixed assets such as real estate or equipment. The maximum loan amount for a SBA 504 loan is typically not more than $5.5 million.

C&I Lending, CRE Lending and ABL. Newtek Bank provides C&I loans, which includes ABL and owner occupied CRE and investor CRE loans, to its commercial customers.

For more information, see “ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Equity Investments to Expand or Enhance the NewtekOne Business and Financial Solutions Ecosystem

While the vast majority of our lending opportunities have been structured as loans, we have in the past and may in the future, make selective equity investments primarily as either strategic investments to enhance the integrated operating platform or, to a lesser degree, under our Certified Capital Company (“Capco”) programs (see below). Historically, for investments in our subsidiaries, we focused more on tailoring them to the long-term growth needs of the subsidiaries, rather than to immediate return. Our objective with these subsidiaries was to foster the development of the businesses as a part of the integrated operational platform of serving the independent business owner market, so we may have sought to reduce the burden on these companies to enable them to grow faster than they would otherwise as another means of supporting their development and that of the integrated whole.

Under state-created Capco programs, states have provided a Capco with tax credits generally equal to the amount of funds the Capco raises from insurance company investors. The Capcos would then issue the tax credits to its investors — a process which was designed to reduce the Capco’s investors’ state tax liabilities. In exchange for receiving the tax credits, the Capco is then obligated to invest the funds raised in certain qualified businesses, which generally are defined by statute to include only businesses that meet certain criteria. If a Capco fails to comply with the performance requirements of each state’s different Capco program, the tax credits can be subject to forfeiture. Under state laws, a Capco that has invested in qualified businesses in an amount equal to 100% of its initial certified capital, is able to decertify (i.e., terminate its status as a Capco) and no longer be subject to any state Capco regulation. Our Capcos have historically invested in SMBs. We have de-emphasized our Capco business and do not anticipate creating any new Capcos. As our Capcos reach 100% investment, we seek to decertify them as Capcos, liquidate their remaining assets and thereby reduce their operational costs, particularly the legal and accounting costs associated with compliance. Twelve of our original seventeen Capcos have reached this stage and been de-certified and liquidated. See “RISKS RELATED TO OUR CAPCO BUSINESS.”

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

Loan and Deal Generation/Origination

We believe that the combination of our Newtek and NewtekOne brands, our lending portal, our patented NewTracker® technology, and our web presence as Your Business Solutions Company® have created an extensive loan and deal sourcing infrastructure. This is maximized through long-standing and extensive relationships with our referral partners, including industry contacts, commercial and investment bankers, entrepreneurs, services providers (such as lawyers and accountants), as well as current and former clients and our extensive network of strategic alliance partners. We supplement our relationships by the selective use of advertising aimed primarily at lending to the SMB market. We believe we have developed a reputation as a knowledgeable and reliable source of capital, providing value-added advice, prompt processing, and management and operations support to our clients.

We market our business and financial solutions through referrals from our alliance partners such as Credit Union National Association, ENT Federal Credit Union, Morgan Stanley Smith Barney, Flagstar Bank, Raymond James, Randolph Brooks Federal Credit Union, UBS, Meineke Dealers Purchasing Cooperative, Regions Bank, Hartford Insurance, Bank United, Figure Technology Solutions, US Century Bank, Anderson Capital Advisors, Transworld Business Advisors, Army Navy Federal Credit Union, Teachers Federal Credit Union, Aamco, 1800 Accountants, Henry Schein, Stearns Bank, California Coast Credit Union, and True Value Company, among others using our patented NewTracker® referral system as well as direct referrals from our web presence, www.newtekone.com and newtekbank.com. The patent for our NewTracker® referral system is a software application patent covering the systems and methods for tracking, reporting and performing processing activities and transactions in association with referral data and related information for a variety of product and service offerings in a business-to-business environment providing for security and transparency between referring parties. NewTracker® allows us and our alliance partners to review in real time the status of any referral as well as to provide real time compliance oversight by the respective alliance partner, which we believe creates confidence between the referred business client, the referring alliance partner and us.

Additional deal sourcing and referrals are obtained from individual professionals in geographic markets that have signed up to provide referrals and earn commissions through our BizExec and TechExec Programs. The BizExecs and TechExecs are traditionally information technology professionals, CPAs, independent insurance agents and sales and/or marketing professionals. In addition, electronic payment processing services are marketed through independent sales representatives. A common thread across all of our business lines relates to acquiring customers at low cost. We seek to bundle our marketing efforts through our brand, our portal, NewTracker®, our web presence as Your Business Solutions Company® and one easy entry point of contact. We expect that this approach will allow us to continue to cross-sell our business and financial solutions to our customers, and to build upon our extensive deal sourcing infrastructure.

Screening

We screen all potential loan opportunities that we receive for suitability and consistency with our underwriting criteria. See “Lending Opportunity Characteristics,” above. In screening potential loan opportunities, we utilize a value-oriented lending philosophy and commit resources to managing downside exposure. If a potential lending opportunity meets our basic underwriting criteria, a business service specialist or other member of our team is assigned to perform preliminary due diligence.

SBA Lending Procedures

Newtek Bank originates (and prior to April 2023, for 20 years NSBF originated) loans under the SBA 7(a) Program, in accordance with our credit and underwriting policy, which incorporates by reference the applicable regulations and the SBA Standard Operating Procedures, Lender and Development Company Loan Program (collectively, “SBA Loan Program Requirements”) as they relate to the financing and servicing of such loans. Following the Acquisition, NBSF continues to service its current portfolio of SBA 7(a) loans via a lender service provider agreement with SBL, and new SBA 7(a) loan originations are being made by Newtek Bank. However, there can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses. See “Risk Factors - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank and NSBF will be able to maintain their SBA 7(a) lending licenses.”

During the initial application process for a loan originated under the SBA 7(a) Program, a business services specialist (BSS) assists and guides the applicant through the application process, beginning with the submission of an online form through our customized loan portal. The online loan processing system collects required information and ensures that all necessary forms are provided to the applicant and filled out. The system conducts automatic screenings that focus primarily on whether (i) the requested loan is for an eligible purpose, (ii) the requested loan is for an eligible amount and (iii) the applicant is an eligible borrower. If the applicant is eligible to fill out the entire application, the online system pre-qualifies the applicant based on preset credit parameters meeting the standards of the Company and the SBA.

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

Required Information

For a loan originated under the SBA 7(a) Program, the primary application document to assess eligibility is SBA Form 1919 (Borrower Information Form) (“Form 1919”). Among other things, Form 1919 requires identifying information about the applicant, loan request, indebtedness, principals, beneficial owners, current and/or previous government financing, and certain other certifications used to determine the applicant’s eligibility. For loans submitted using a Lender’s delegated authority, the Lender may now accept the eligibility information provided by the applicant as true when submitting a loan to SBA for validation using the Risk Mitigation Framework.

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

The closing of a loan is handled by SBL’s closing and legal department, consisting of loan closers, in-house attorneys and paralegals, whose primary responsibility is to close the loan in accordance with prudent lending standards and in compliance with SBA requirements thereby seeking to preserve SBA’s guaranty of repayment. Before loan proceeds are disbursed, the closing staff will review all required documentation (including but not limited to entity documentation, proof of insurance and licensing, environmental reports and appraisals), and will verify the applicant’s required capital injection, ensure that loan proceeds are being used as authorized and obtain required lien positions.

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

Sales of Guaranteed Portions of SBA 7(a) Loans in the Secondary Market

We have a dedicated capital markets team that sells the guaranteed portions of Newtek Bank’s SBA 7(a) loans after origination and Newtek Bank retains the unguaranteed portions, Historically, we have sold SBA guaranteed portions of SBA 7(a) loans at premiums. Any portion of the premium that is above 110% of par value is shared equally with the SBA. However, there is no guarantee that we will be able to continue to earn premiums on future sales of the guaranteed portions of SBA 7(a) loans or that Newtek Bank will be able to maintain PLP status. See “Item 1A. Risk Factors - Risks Related to SBA Lending - We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.”

Competition

We compete for SBA 7(a) and other SMB commercial loans with other financial institutions and various nonbank lenders, as well as other sources of funding. Additionally, competition has emerged among alternative investment vehicles, such as collateralized loan obligations, some of which are sponsored by other alternative asset investors, as these entities have begun to focus on making investments in SMBs. As a result of these new entrants, competition for our lending opportunities may intensify. Many of these entities have greater financial and managerial resources than we do, but we believe that they invariably lack the ability to process loans as quickly as we can and do not have the depth of our customer service capabilities. We believe we will be able to compete with these entities primarily on the basis of our financial technology infrastructure, our experience and reputation, our deep industry knowledge and ability to provide customized business and financial solutions, our willingness to make smaller loans than specialty finance companies, the breadth of our contacts, our responsive and efficient underwriting analysis and decision-making processes, and the lending terms we offer.

We and our subsidiaries compete in a large number of markets for the sale of financial and business solutions to independent business owners. We compete not only against suppliers in its particular state or region of the country, but also against suppliers operating on a national or even a multi-national scale.

Our electronic payment processing subsidiaries compete with entities including Fiserv, Global Payments, Worldpay, Elavon, and Paymentech, L.P.

Our business finance ecosystem competes with regional and national banks and non-bank lenders. Other companies, including Intuit®, are bundling electronic payment processing and payroll services similar to ours in offerings that compete in the same SMB market. In addition, Newtek Bank competes with national banks, regional banks and digital banks to acquire and retain deposits. During 2023, the growing competition for deposits in general saw U.S. banks raising rates offered on deposits, which tended to increase weighted average deposit rates. To the extent that competition for deposits remains elevated relative to historical norms, we believe that our deposit costs could increase. Deposit costs are based on multiple factors that impact businesses and consumers and can diverge from observed market indices (e.g. US Treasuries, Prime or SOFR). To the extent deposit costs increase without a corresponding increase in the Prime rate, our profitability and net interest margins can be negatively impacted.

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
•our focus on developing and marketing business and financial solutions and services aimed at the independent business owner market;
•scalability, which allows us to size our solutions’ capabilities quickly to meet customer and market needs;
•the ability to offer personalized service and competitive rates;
•a strategy of multiple channel distribution, which gives us maximum exposure in the marketplace;
•high quality customer service 24/7/365 across all business lines, with a focus primarily on customer service;
•the Newtek Advantage® (patent pending), which provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for our Newtek Payroll clients to make payroll directly from the Newtek Advantage business portal;
•a telephonic and video interview process, as opposed to requiring handwritten or data-typing processes, which allows us to offer high levels of customer service and satisfaction, particularly for independent business owners who do not get this service from our competitors.

Human Capital including Senior Lending Team and Executive Officers

Our long-term success depends on our people. Our team comprises experienced lending professionals, executive officers and treasury, finance, risk management, administrative support and human resources professionals.

The key members of our Senior Lending Team, many of whom have worked together for more than ten years, have over 25 years of experience in the businesses in which we operate. These professionals have worked together to screen opportunities, underwrite new loans and manage a portfolio of loans made to independent business owners through two recessions, a credit crunch, the dot-com boom and bust, a leverage-fueled asset valuation bubble, and the COVID-19 pandemic. Each member brings a complementary component to a team well-rounded in lending, finance, accounting, operations, strategy, business law and executive management.

Our executive officers also oversee our subsidiaries and, to the extent that we may make additional equity investments in the future, the executive officers will also have primary responsibility for the identification, screening, review and completion of such investments. We do not expect to focus our resources on investing in additional stand-alone equity investments, but may elect to do so from time to time on an opportunistic basis, if such opportunities arise. Our CEO and the President of Newtek Bank, Messrs. Sloane and Downs, respectively, have been involved together in the structuring and management of loans and equity investments for over 20 years.

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

As of December 31, 2025, our workforce consisted of 572 professionals. We strive to continue to create a welcoming and inclusive work environment for our employees. We are committed to recruiting, motivating and developing a diversity of talent and to creating an inclusive community where all individuals are welcomed, valued, respected, and heard. In order to support a culture of learning, we provide many training opportunities for our employees to continue to build their skills and increase their effectiveness as members of a team, including offering access to a variety of classes and training sessions as well as hands-on learning and one-on-one mentorship. We continue to encourage dialogue between managers and employees.

We are committed to fostering a workplace conducive to the open communication of any concerns regarding unethical, fraudulent or illegal activities. Feedback from employees on matters related to their employment or our operations, including its financial statement disclosures, accounting, internal accounting controls or auditing matters, is greatly appreciated and helps to build a stronger organization. Each director, officer, regular full-time, part-time and temporary employee of the Company has the ability to report confidentially under the Company’s whistleblower policy: (a) questionable or improper accounting, internal controls, auditing matters, disclosure, or fraudulent business practices and (b) illegal or unethical behavior that has occurred, is ongoing, or is about to occur of an applicable law, rule, regulation or policy of the Company. We protect the confidentiality of those making reports of possible misconduct to the maximum extent permitted by law. Our no retaliation policy prohibits retaliation against those who report activities believed in good faith to be a violation of any law, rule, regulation or internal policy.

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

Code of Ethics

We maintain and ensure compliance of all directors, officers and employees to our Code of Business Conduct and Ethics (the “Code of Ethics”) which is acknowledged in writing upon joining the Company and annually by all our employees, as a continued condition of employment. Our Code of Ethics establishes applicable policies, guidelines, and procedures that promote ethical practices and conduct by the Company and all its employees, officers, and directors. The Code of Ethics, which complies with Section 5610 of the Nasdaq Corporate Governance Requirements, establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics is published and available on the Company’s website at https://investor.newtekbusinessservices.com/corporate-governance, is attached as an exhibit and is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the Code of Ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Taxation as a Financial Holding Company
Prior to our conversion on January 6, 2023 to a financial holding company from a BDC, for any taxable year in which we qualified as a RIC and satisfied the Annual Distribution Requirement, we generally were not subject to U.S. federal income tax on the portion of our income we distributed to our stockholders. In order to comply with these requirements, we maintained a dividend policy of making quarterly distributions in an amount that approximated 90 - 100% of the Company's annual taxable income. Beginning with 2023, the Company and its subsidiaries no longer qualify as a RIC and file a consolidated U.S. federal income tax return. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the One Big Beautiful Bill Act ("OBBBA") that was enacted in the U.S on July 4, 2025. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in the Company's fiscal year 2025 and others to be implemented through 2027. There can be no assurance as to the actual effective income tax rates impacting the amounts and timing of cash flows and the amounts of income tax expense recorded by the Company, because such rates will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

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
•The impact of artificial intelligence on our business
•An inability to maintain adequate liquidity could jeopardize our business and financial condition.

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

Risks Related to Newtek Bank
•If the credit loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with customers could be harmed, our market share could decline and the value of loans held on our balance sheet may be adversely affected.
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

Risks Related to Cybersecurity, Data and Our Intellectual Property

•We and our third party IT servicer could be adversely affected by information security breaches or cyber security attacks.
•The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
•We and our subsidiaries are subject to risks associated with “phishing” and other cyber-attack.
•The impact of cyber-attacks suffered by third parties.
•The collection, storage and use of personal data.
•Protecting our intellectual property rights, including our patents and trademarks;
•The development and our use of artificial intelligence (“AI”).
•Technological advances such as AI that may enable malicious actors to develop more advanced social engineering attacks, including targeted phishing attacks.

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

The level of regulatory scrutiny may also fluctuate over time based on numerous factors, including changes in the U.S. presidential administrations or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). Recent political developments, including the current U.S. presidential administration, have added additional uncertainty with respect to new laws or regulations or changes in the interpretations or enforcement of existing laws or regulations, including potential deregulation in some areas. We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation or implementation thereof. Changes in laws and regulations may increase our operating costs or reduce our revenues, limit the types of financial services and products we may offer, alter the investments we may make, affect the way we conduct our business and operations, increase our litigation and regulatory costs, and enhance the ability of others to offer more competitive financial services and products. We continue to devote substantial time and resources to risk management, compliance, regulatory-change management, cybersecurity and other technology initiatives, each of which—whether successful or not—also may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.

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

Certain of our subsidiaries rely on Rule 3a-7 under the 1940 Act to exclude their securitization activities from their meeting the definition of an “investment company” under the 1940 Act. Additionally, the Company has determined that, after withdrawing its election to be treated as a business development company, it is not an “investment company” because it neither holds more than 40% of its assets in “investment securities,” nor is it primarily engaged in, or holding itself out as being primarily engaged in, the business of investing, reinvesting or trading in securities. As a part of its determination, the Company has determined that certain of the loans held by its subsidiaries are neither securities nor “investment securities” under the 1940 Act. However, the staff of the SEC may disagree with our conclusions that (i) loans held by us and our subsidiaries are not securities as defined in the Act and that (ii) the Company did not meet the definition of an investment company under section 3 of the 1940 Act subsequent to our withdrawal of the election to be regulated as a BDC. If the SEC or a court determines that one or more of our subsidiaries’ activities cause us to fall within the definition of an “investment company,” and if no exemption is available, we could be required to register under the 1940 Act. Compliance with the 1940 Act, as a registered investment company, would require us to significantly alter our business and could impair our ability to operate as financial holding company, with potential adverse impacts on our business, and, thus, our shareholders.

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

The U.S. economy has been undergoing a period of change and significant uncertainty. A number of factors have been causing this change and uncertainty, including changing inflation and interest rates, evolving government policies and changing U.S. consumer spending patterns. Our business is sensitive to and may be adversely impacted by uncertainty with respect to changes in the inflation and interest rate environment. Among other things, as inflation and interest rates increase existing borrowers may negatively, thereby potentially increasing their risk of default by reducing their ability to make loan payments, which may lead to us taking additional provision for credit losses; the rates at which we offer on our deposit products may be elevated to achieve desired levels of deposits and thereby increase our cost of funding; and the returns our loans generate may be lower. Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

In addition, the conflicts in the Middle East and the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. The ongoing conflicts has negatively affected the global economy and business activity and could have a material adverse effect on our business, financial condition, cash flows and results of operations. The severity and duration of conflicts and their impact on global economic and market conditions are impossible to predict. In 2024, numerous elections were held globally, including the recent U.S. presidential election. The outcomes of the elections could result in changes in policy, which could have adverse effects on us or the business environment in which we operate more generally. For example, the current U.S. presidential administration has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners, which could adversely affect markets, the business environment and our business.

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

If the economy is unable to substantially reopen or remain open after a public health emergency, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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

Recent inflationary pressures have increased the costs of capital, labor, energy and raw materials and have adversely affected consumer spending, economic growth and our clients’ operations. Certain of our clients may be in industries that have been, or are expected to be, impacted by inflation. If such clients are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our clients’ operating results due to inflation could adversely impact the fair value of those investments. Any deterioration in the quality of our assets could result in future unrealized losses and require increased loan loss reserves and therefore negatively impact our financial condition or results of operations. A meaningful rise in inflation during 2021 and through 2022 prompted the Federal Reserve to sharply increase the federal funds rate during 2022 and 2023 before it decreased the rate at the end of 2024 and throughout 2025. The Federal Reserve may further raise or lower interest rates in response to economic conditions, particularly inflationary pressures and unemployment statistics. Future changes to the Federal Reserve’s monetary policy and the timing of them are not certain.

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

In addition, concerns regarding the escalation in protectionist policies, including the imposition of punitive tariffs by the United States on foreign made goods, including those imported from China, Canada, Mexico, Russia and the EU among other countries, and the retaliatory tariffs imposed or threatened by China, Canada, Mexico, Russia and the EU on U.S. made products could have a significantly negative impact on global trade and on the economic growth and prosperity of the countries involved. In addition, these tariffs could cause significant economic damage to the specific businesses and industries being targeted with these punitive tariffs, and could in the long run result in higher consumer prices but it could also result in an increase in the cost of manufactured and imported goods. Volatility in exchange rates of the major currencies, including that of China, and the price of crude oil and natural gas and of other commodity prices, among other factors, could adversely impact the financial and credit markets, including the availability of debt and equity capital. Increases in U.S. and global interest rates in response to accelerating economic growth in the United States and in Europe and Asia may also adversely impact credit markets and could make borrowing more costly. Furthermore, many state and local governments in the United States are experiencing, and are expected to continue to experience, severe budgetary strain. One or more states could default on their debt, or one or more significant local governments could default on their debt or seek relief from their debt under the Bankruptcy Code or by agreement with their creditors. Any or all of the circumstances described above may lead to further volatility in or disruption of the credit markets at any time.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist attacks, acts of war, global health emergencies or natural disasters, may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

NewtekOne is the parent company of and a separate and distinct legal entity from Newtek Bank. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either NewtekOne and/or Newtek Bank. Applicable laws and regulations, including capital and liquidity requirements could restrict our ability to transfer funds between Newtek Bank and NewtekOne, which could adversely affect our cash flow and financial condition. Additionally, applicable laws and regulations may restrict what NewtekOne is able to do with the liquidity it does possess, which may adversely affect our business and results of operations.

Further, Newtek Bank is required to remain “well capitalized” under the applicable standards, which could impact the Company’s ability to invest in and grow assets. From time to time, regulators may implement changes to these capital adequacy and liquidity requirements. If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, our business activities, including lending, and its ability to expand could be limited. It could also result in the Company being required to take steps to increase its regulatory capital that may be dilutive or adverse to stockholders, including limiting the Company’s ability to pay dividends to stockholders or limiting the Company’s ability to invest in assets even if deemed more desirable from a financial and business perspective.

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

In addition, pursuant to the terms of Agreement to sell NTS to IPM, we received $4.0 million in cash and 4.0 million shares of a newly created series of IPM non-voting preferred stock, the Series A Non-Voting Common Equivalent Stock (the “Preferred
Stock”). Refer to NOTE 4—INVESTMENTS. We retain the Preferred Stock and our investment in the Preferred Stock is reflected on our balance sheet and valued on a quarterly basis in accordance with ASC 321. IPM common shares have historically been thinly traded and may not be easily sold or exchanged without a significant change in price, which can lead to volatile changes in the market price for IPM common shares. Volatile changes in the market price for IPM common shares could have a material impact on the value of the Preferred Stock, up or down, as reflected on our balance sheet on a quarter to quarter basis.

Also pursuant to the terms of the Agreement to sell NTS to IPM, we received the right to receive additional cash or shares of IPM in the future, provided that IPM earns certain levels of “Adjusted EBITDA” over a two to three year period following the sale (“IPM Earnout”). We are required to recognize an estimate of value associated with the IPM Earnout in 2025 and remeasure it on a recurring basis, which could positively or negatively impact our earnings and further compound the volatility associated with the value of IPM stock referenced above. Additionally, while we are IPM’s largest customer, there can be no assurances that IPM will earn the levels of Adjusted EBITDA. In the event IPM fails to earn such levels, our earnings and capital could be negatively impacted.

Our development and use of AI presents risks that could adversely impact our business, financial condition and results of operations.

We have been and continue to incorporate AI technology in certain business processes, including our loan origination processes, and we or our third-party service providers may develop or incorporate AI in additional business processes, products or services. The use of AI may present a number of risks and challenges, including how the legal and regulatory environment relating to AI is rapidly evolving, with new laws being adopted and regulations on the use of AI being promulgated, which could require changes to our use of AI technology. Furthermore. these new laws and regulations could limit our ability to integrate AI, specifically in the areas of lending, which could raise concerns for regulators or result in litigation.

AI technology that we use or may use could result in us taking action that is inaccurate or incomplete, infringes on intellectual property rights of others or is otherwise harmful. There can be no assurance that any products or services that utilize AI will be successful nor is there any assurance that our use of AI will improve our business or that anticipated benefits of AI will be realized. An inability to effectively implement AI may negatively impact our business, financial condition and results of operations.

Our business may be adversely affected if our risk management framework does not effectively identify, assess and mitigate risk.

Our Risk Management Framework may not effectively identify, assess, or mitigate all risks, which could adversely affect our business, financial condition, and results of operations. We maintain an enterprise-wide risk management framework designed to identify, assess, monitor, and mitigate the various risks inherent in our business, including credit, market, liquidity, operational, compliance, and strategic risks. Although we continuously enhance our risk management processes, policies, and systems, there can be no assurance that our framework will be effective in all market environments or against all emerging or unforeseen risks. Our risk management framework relies on a combination of risk assessments, internal controls, reporting processes, and the judgment of management. These elements are inherently limited and may not always accurately or fully capture the nature, severity, or likelihood of risks we face. Risk Assessments may be based on historical data or assumptions that prove inaccurate under stress or in rapidly changing economic conditions. Further, these assessments may be incomplete or influenced by human error. Control processes may fail or be overridden.

In addition, our framework depends on timely and accurate information from across the organization, and incomplete, delayed, or inaccurate data can impair our ability to identify or react to risks promptly. Furthermore, new risks may emerge, and existing risks may evolve in ways that our current policies and procedures may not anticipate. For example, technological disruptions, cybersecurity threats, changes in customer behavior, regulatory developments, or adverse economic conditions may expose limitations in our risk identification and mitigation capabilities. If our controls, monitoring tools, or governance structures fail to detect or address such risks in a timely and effective manner, we could experience unexpected losses, operational disruptions, regulatory scrutiny, or reputational damage. If our risk management framework does not effectively identify, assess, or mitigate the full range of risks to which we are exposed, our business, financial condition, capital and liquidity position, and results of operations could be materially and adversely affected.

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

During 2023 and 2024, we identified and remediated material weaknesses in certain of our internal controls over financial reporting. We can give no assurance that additional material weaknesses or significant deficiencies in our internal controls over financial reporting will not be identified in the future. A failure by us to timely and effectively remediate any future material weaknesses or significant deficiencies in our internal controls could prevent us from accurately and timely reporting our financial results and could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Newtek Bank has been granted an SBA 7(a) lending license and PLP status, which allows it to place SBA guarantees on loans without seeking prior SBA review and approval. PLP status allows Newtek Bank to expedite loans since they are not required to present applications to the SBA for concurrent review and approval. There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license. The loss of Newtek Bank’s SBA 7(a) lending license would negatively impact our results of operations.

Further, there can be no assurance that Newtek Bank will be able to maintain its status as a PLP. Newtek Bank’s loss of PLP status would adversely impact our marketing efforts and ultimately loan origination volume which would negatively impact our results of operations.

NSBF will remain subject to SBA regulation as it winds down its operations.

As a result of the Acquisition, all SBA 7(a) loan originations were transitioned to Newtek Bank in April 2023, and NSBF has ceased origination of SBA 7(a) loans, relinquished its PLP status and is winding-down its operations. During this wind down process, NSBF is required to continue to own the SBA 7(a) loans in its SBA loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval), sale or transfer. NSBF is required to continue to service and liquidate its SBA Loan Portfolio, pursuant to an SBA approved lender service provider agreement with SBL. During the wind down process NSBF is required to maintain minimum capital requirements established by the SBA, required to maintain certain amounts of restricted cash available to meet any obligations to the SBA, has restrictions on its ability to make dividends and distributions to its parent, and remains liable to SBA for post-purchase denials and repairs, from the proceeds generated by NSBF’s SBA loan portfolio. Any post-purchase denials and repairs demands on NSBF could negatively impact our results of operations. In addition, the Company has agreed to guarantee NSBF’s obligations to the SBA and has established a reserve account of $10.0 million to secure NSBF’s potential obligations to the SBA.

We have specific risks associated with our secondary market sales of the guaranteed portions of SBA loans.

The SBA regulates an SBA lender’s, including Newtek Bank’s, participation in the secondary market for sales of the guaranteed portions of SBA 7(a) loans. The SBA secondary market consists of the sale of certificates, representing either a fractional undivided interest in some or all of the guaranteed portion of an individual SBA 7(a) guaranteed loan or a fractional undivided interest in a pool consisting of the SBA guaranteed portions of a number of 7(a) guaranteed loans. For example, when a lender such as Newtek Bank sells the guaranteed portion of a SBA 7(a) loan in the secondary market, the lender must perform all necessary servicing and liquidation actions for such loan even after the SBA has purchased the guaranteed portion of such loan from a purchaser of a guaranteed portion, i.e., a registered holder. In the event that SBA purchases a guaranteed portion of such a loan from the registered holder, the lender must provide SBA with a loan status report within 15 business days of such purchase. This report typically includes, but is not limited to, a status report on the borrower and current condition of the collateral, plans for any type of loan workout or loan restructuring, existing liquidation activities including the sale of loan collateral, or the status of ongoing foreclosure proceedings. Moreover, the lender is required to provide documentation that SBA deems sufficient to be able to review the lender’s administration of the SBA 7(a) loan under the SBA Loan Program Requirements. Newtek Bank’s failure to provide sufficient documentation may constitute a material failure to comply with SBA Loan Program Requirements, and may lead to initiation of an action for recovery from Newtek Bank of all or some of the moneys SBA paid to a registered holder on a guarantee. SBA also has the ability evaluate Newtek Bank’s continued participation in the secondary market and may restrict further sale of guaranteed portions into the secondary market until SBA determines that Newtek Bank has provided sufficient documentation for purchases.

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

Since we sell the guaranteed portion of our SBA 7(a) loan portfolio, we retain credit risk on the non-guaranteed portion of the SBA loans. We share pro rata with the SBA in any recoveries. In the event of default on an SBA loan, our pursuit of remedies against a borrower is subject to SBA approval.

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

We are dependent upon the Federal government to maintain the SBA 7(a) Program. Newtek Bank’s lending business could be materially and adversely affected by circumstances or events limiting the availability of funds for this program. In October 2013, Congress failed to approve a budget, which, in turn, eliminated availability of funds for the SBA 7(a) program. At the time, the government shutdown affected SBA 7(a) lenders’ ability to originate SBA 7(a) loans. More recently, the government shut down in January 2018 and for 43 days from October to November 2025 (the longest shutdown in U.S. history) due to a lapse in appropriations, and the SBA closed all non-disaster related programs and activities, including the SBA 7(a) program. The government could again fail to fund the SBA which would affect Newtek Bank’s ability to originate government guaranteed loans and to sell the government guaranteed portions of those loans in the secondary market. Any failure to fund the SBA could adversely affect Newtek Bank’s SBA 7(a) loan originations and our results of operations.

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

Regulation of the payments industry has increased significantly in recent years, with regulations covering privacy, data security, anti-money laundering and money transfer rules at both the state and federal level. Complying with these and other regulations increases costs and can reduce revenue opportunities. Similarly, the impact of such regulations on clients may reduce the volume of payments processed.. Moreover, such regulations can limit the types of products and services that are offered. Any of these occurrences can materially and adversely affect NMS’ business, prospects for future growth, financial condition and results of operations.

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

ADDITIONAL RISKS RELATED TO NEWTEK BANK

If the credit loss forecasting and scoring models we use contain errors, do not adequately assess risk, or are otherwise ineffective, our reputation and relationships with customers could be harmed, our market share could decline and the value of loans held on our balance sheet may be adversely affected.

Our ability to attract clients and referral partners to, and build trust in, Newtek Bank is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and likelihood of default. One of the tools we use to conduct this evaluation, is a credit scoring model that assigns each loan we originate a score. Our models are based on algorithms that evaluate a number of factors, including performance, transactional, bank and employment information, which may not effectively predict future loan losses. If we are unable to effectively segment borrowers into relative risk profiles, this may negatively affect our ability to offer appropriate risk-adjusted returns for our investors.

Additionally, if these models fail to adequately assess the creditworthiness of our borrowers, that may contribute to higher than forecasted losses. Furthermore, as stated above, we hold loans on our balance sheet. We periodically assess the appropriateness of the carrying value of these loans and in doing so we review and incorporate a number of factors including forecasted losses. Accordingly, if we fail to adequately assess the creditworthiness of our borrowers such that we experience higher than forecasted losses, the carrying value of the loans held on our balance sheet may be adversely affected.

We continually refine these algorithms and assessments based on new data and changing macroeconomic conditions and engage independent third party partners to test and assess their effectiveness. However, there is no guarantee that the credit scoring models that we use have and will continue to accurately assist in the assessment of the creditworthiness of our borrowers, or will be effective in assessing creditworthiness in the future.

Similarly, if any of these models contain programming or other errors that are outside of the representations and warranties of our scoring model provider, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our approval process could be negatively affected, resulting in misclassified loans or incorrect approvals or denials of loans.

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

Our Board has the authority, without the action or vote of our shareholders but subject to applicable exchange listing rules, to issue all or part of the approximately 171,342,215 authorized but unissued shares of our common stock. Our business strategy relies in part upon the originations of loans using the resources available to us, including our common stock. Additionally, we anticipate granting additional options or restricted stock awards to our employees and directors in the future pursuant to the Company’s 2023 Stock Incentive Plan, which has reserved a maximum of 3,000,000 shares of common stock for issuance to our employees and directors, and 2,439,344 shares of common stock remain available for issuance as of December 31, 2025.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our Bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Shares Acquisition Act may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

RISKS RELATED TO CYBERSECURITY

We and our third party IT servicer could be adversely affected by information security breaches or cyber security attacks.

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

We have adopted a remote working environment for a majority of our employees. Policies regarding remote working, whether by us or by our service providers, can introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above may be heightened under our remote working environment.

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

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Significant changes to the existing U.S. tax rules have been enacted in recent years, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

IPM, a third-party provider, manages our IT infrastructure and cybersecurity program under the oversight of our Chief Technology and Chief Information Security Officer (“CTO/CISO”), and collaborates with us to develop and implement our enterprise-wide cybersecurity risk management program (“Program”). This Program is designed to safeguard our assets and operations, protect the confidentiality of nonpublic, sensitive personal and business information, and ensure the integrity, security, and availability of our information and information systems, as follows:

Assessment, Identification, and Management of Material Risks:

1.Comprehensive Risk Assessments: We conduct regular and comprehensive assessments to identify potential cybersecurity risks to our organization. These assessments encompass identification of internal and external threats and vulnerabilities facing our internal systems and applications, networks, and data repositories within our digital ecosystem.
2.Threat Intelligence Monitoring: We continuously monitor threat intelligence sources to stay abreast of emerging cyber threats and trends. This proactive approach enables us to anticipate potential risks and take preemptive measures for timely mitigation.
3.Risk Prioritization: Following the assessment phase, we prioritize identified risks based on their potential impact on our operations, data integrity, confidentiality, and reputation. This risk-based approach allows us to allocate resources effectively and prioritize remediation efforts.
4.Mitigation Strategies: We develop and implement robust mitigation strategies tailored to address identified cybersecurity risks. These strategies may include the deployment of new or enhancement of existing technical controls, such as firewalls, intrusion detection systems, and encryption protocols, as well as the implementation of policies, procedures, and employee training programs to promote cybersecurity awareness and adherence to internal and industry best practices.

Integration into Overall Risk Management System:

Our cybersecurity risk management processes are fully integrated into our overall risk management program and corporate governance framework. This integration ensures that cybersecurity considerations are embedded within our strategic decision-making processes and are aligned with our broader business objectives. By integrating cybersecurity into our overall risk management system, we promote a comprehensive approach to risk mitigation and resilience-building across the organization.

Engagement of Assessors, Consultants, and Auditors:

1.Internal Expertise: Our CTO/CISO is responsible for overseeing the Company’s IT infrastructure and cybersecurity program and reports to our executive management team and the Technology Steering Committee of our Board. Our CTO/CISO has over 25 years of experience in enterprise technology solutions, with expertise in managed services, private cloud, service operations, and security. He is committed to driving reliability of services while prioritizing robust security measures.
2.External Expertise: We recognize the value of external expertise in assessing and enhancing our cybersecurity posture. As of the January 2, 2025 close of our divestiture of Newtek Technology Services (“NTS”) to IPM, we and IPM entered into a Master Services Agreement pursuant to which IPM provides us with the same services NTS provided to the Company prior to the divestiture. Our CTO/CISO is responsible for overseeing IPM’s provisioning of the managed technology and security services, including cybersecurity, to us and all of our subsidiaries. In addition, we engage assessors, consultants, auditors, and other third-party experts with specialized knowledge in cybersecurity to conduct independent assessments, penetration testing, vulnerability scans, and audits to evaluate the effectiveness of our cybersecurity controls and identify areas for improvement.
3.Continuous Improvement: The insights and recommendations provided by external assessors, consultants, and auditors inform our ongoing efforts to strengthen our cybersecurity defenses and continually mature the Program. We prioritize the implementation of their recommendations, to ensure our cybersecurity measures remain robust and adaptive to evolving threats.

Oversight of Third-Party Service Providers:

Our management is actively engaged in overseeing our third-party service providers. Our Enterprise Third Party Risk Management (“TPRM”) Policy establishes requirements and practices used to oversee and manage the activities of third parties with whom we have a relationship, under which we identify, measure, monitor, and manage third-party risk (including information cybersecurity risks) in alignment with our strategic objectives and in compliance with applicable law. Any identified threats, vulnerabilities, weaknesses, or cybersecurity incidents are addressed as appropriate through our CTO/CISO and IPM, as needed.

Governance

Our Board oversees material risks facing the Company. For some categories of risk, the Board has empowered committees to provide more focused oversight. In the case of cybersecurity and technology risk, in 2024 the Board formed the Technology Steering Committee which has that responsibility.

The Technology Steering Committee is informed of risks from cybersecurity threats through regular reports from the Company’s management, including our CTO/CISO, who is responsible for overseeing our cybersecurity risk management program. Our CTO/CISO is chiefly responsible for developing, maintaining, and enforcing cybersecurity and cyber risk-related policies and standards; ensuring the Company and its subsidiaries satisfy requirements of relevant regulations, industry, and third-party risk assessment requirements; keeping abreast of developing security threats, and helping both the Board and the Technology Steering Committee understand potential security concerns that could arise from the changing threat landscape; overseeing and implementing regular security awareness training of all employees on cybersecurity; and supporting effective communication with users to minimize potential security issues. Our CTO/CISO reports to the Technology Steering Committee on a quarterly basis or more frequently as needed, on the state of our cybersecurity risk management program through updates in connection with cybersecurity matters.

The Technology Steering Committee also receives regular reports on how management identifies, assesses, and manages cybersecurity and broader technology risks. The Technology Steering Committee reviews these reports and discusses them with management. The Technology Steering Committee reports to the full Board on key aspects of management’s presentations regarding cybersecurity and broader technology risks. All members of the Board have access to written cybersecurity reports that are provided to the Technology Steering Committee.

While our Board and Technology Steering Committee oversee cybersecurity and technology risk, our senior leadership is responsible for identifying, assessing, and managing our exposure to risks from cybersecurity threats. Accountability of our cybersecurity program is housed within IPM, with oversight by our CTO/CISO. Our CTO/CISO is responsible for assessing and managing material risks from cybersecurity threats, including oversight and monitoring of the prevention, detection, mitigation and remediation of cybersecurity threats. Our CTO/CISO oversees the IPM team that is responsible for the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The IPM team consists of individuals that have the requisite knowledge, skills and expertise necessary to appropriately respond to a cybersecurity incident. Our CTO/CISO coordinates with our and our subsidiaries’ executive officers relating to potentially material cybersecurity incidents and regularly discusses with the Technology Steering Committee the effectiveness of the Company’s technological security capabilities associated with disaster recovery, data protection, cyber threat detection and response and, management and mitigation of technology-related compliance risks.

ITEM 2. PROPERTIES.
We conduct our principal business activities in facilities leased from unrelated parties at market rates. Our headquarters are located in Boca Raton, Florida. Our operating subsidiaries have properties which are material to the conduct of their business as noted below. In addition, our Capcos maintain offices in each of the states in which they operate.
Below is a list of our leased offices and space as of December 31, 2025, which are material to the conduct of our business:

Location	Lease expiration	Purpose	Approximate square feet

4800 T Rex Avenue Boca Raton, FL 33431	June 2029	Corporate headquarters, lending operations and subsidiaries’ offices	7,800
200 and 250 South Orange Avenue, Orlando, FL 32801	February 2030	Lending operations	5,800
1111 Brickell Avenue, Suite 135 Miami, FL 33131	February 2027	Main office of Newtek Bank	1,800
1410 Commonwealth Dr, Ste 201 A Wilmington, NC 28403	October 2027	Newtek Bank operations	3,000

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “NEWT.” The last reported price for our common stock on March 9, 2026 was $12.11 per share.
Holders
As of March 9, 2026, there were approximately 84 holders of record of our common stock.

Sales of Unregistered Securities

On September 16, 2025, the Company, entered into a Securities Purchase and Exchange Agreement (the “Purchase and Exchange Agreement”) with Patriot Financial Partners IV, L.P. and Patriot Financial Partners Parallel IV, L.P. (together, “Patriot”). Pursuant to the Purchase and Exchange Agreement, Patriot and the Company agreed that in exchange (the “Exchange”) for (i) all of the 20,000 outstanding shares of the Company’s Series A Convertible Preferred Stock, par value $0.02 per share (the “Series A Preferred Stock”) originally issued to Patriot for an aggregate purchase price of $20 million (the “Original Transaction”) and (ii) $10 million in cash, the Company issued to Patriot 2,307,692 shares (the “Shares”) of the Company’s common stock, par value $0.02 per share (“Common Stock”).

The Exchange was undertaken as a private placement transaction in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied upon this exemption from registration based in part on representations made by Patriot in the Purchase and Exchange Agreement. The Shares have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration. Pursuant to the Purchase and Exchange Agreement, Patriot is subject to restrictions on transferring the Shares for two years following the date of the Purchase and Exchange Agreement without the Company’s consent, subject to certain customary exceptions. The Purchase and Exchange Agreement also contains customary representations, warranties and covenants. The Exchange closed concurrently with execution of the Purchase and Exchange Agreement. The Purchase and Exchange Agreement also made certain non-substantive amendments to the Investor Rights Agreement, dated as of February 3, 2023, entered into by and between the Company and Patriot (the “Investor Rights Agreement”) and the Registration Rights Agreement, dated as of February 3, 2023, entered into by and between the Company and Patriot (the “Registration Rights Agreement”) in order to reflect the occurrence of the Exchange. The Investor Rights Agreement and the Registration Rights Agreement are described in greater detail in Company’s Current Report on Form 8-K filed on February 7, 2023 (the “February 7 8-K”) and exhibits 4.1 and 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. The Exchange had no effect on Patriot’s outstanding warrants to purchase, in the aggregate, 47,540 shares of Common Stock which are also described in greater detail in the February 7 8-K.

Issuer Purchases of Equity Securities

On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the following twelve months. On November 7, 2025, the Company’s Board of Directors approved a twelve month extension of the stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	970
February 1, 2025 - February 28, 2025	—	—	—	970
March 1, 2025 - March 31, 2025	—	—	—	970
April 1, 2025 - April 30, 2025	—	—	—	970
May 1, 2025 - May 31, 2025	—	—	—	970
June 1, 2025 - June 30, 2025	16	10.42	16	954
July 1, 2025 - July 31, 2025	—	—	—	954
August 1, 2025 - August 31, 2025	—	—	—	954
September 1, 2025 - September 30, 2025	—	—	—	954
October 1, 2025 - October 31, 2025	—	—	—	954
November 1, 2025 - November 30, 2025	101	10.18	101	853
December 1, 2025 - December 31, 2025	26	11.40	26	827
Total	143	$10.43

Dividends

The Company declared common dividends of $0.19 per share for the first, second, third and fourth quarters of 2025 and 2024. The Company’s ability to continue to pay common stock dividends is subject to, among other things, Board approval and limitations on capital distributions in the event of a breach of any regulatory capital buffers, with the degree of such restrictions based on the extent to which the buffers are breached.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. See “Item 1. Business.”

Securities Authorized for Issuance Under Equity Compensation Plans
The Company has a stock-based compensation plan as discussed in NOTE 20—BENEFIT PLANS. Securities authorized for issuance under equity compensation plans as of December 31, 2025:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	None	1,783,940 shares
Equity compensation plans not approved by security holders	None	None	None

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index, the NASDAQ Composite Index, the Russell 2000, and S&P Small Cap 600 for the period from December 31, 2020 through December 31, 2025. The graph assumes that, on January 1, 2021, a person invested $100 in each of our common stock, the Nasdaq Composite, S&P 500 Index, Russell 2000 and S&P Small Cap 600. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.
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

Executive Overview

We are a financial holding company owning Newtek Bank - a branchless OCC nationally chartered bank. In 2023, we converted to a financial holding company from a BDC and a non-bank lender (see below). Our target market is owners and prospective owners of SMBs and our services are offered online and in some cases delivered and fulfilled by our staff via video and voice calls. We offer lending products, FDIC insured deposit products and services, payments processing, payroll services and insurance brokerage services. We source our business through our NewtekOne.com and NewtekBank.com web sites, our alliance partner network and our marketing database, which is facilitated through our patented NewTracker® platform. Our loan products include SBA 7(a), ALP, SBA 504, and traditional C&I and CRE bank loans. Our deposit products primarily include consumer high yield savings accounts, high yield certificates of deposit, zero-fee business checking, and business money market accounts. We offer business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market.

Our process to extend credit to borrowers begins with technology, but finishes with credit committee approval. We record CECL reserves on loans held for investment at amortized cost, which for unguaranteed SBA 7(a) loans exceeds 6%. For SBA7(a) loans, we hold the unguaranteed portion and sell portions guaranteed by the SBA, within approximately 180 days of origination (or we may hold guaranteed portions for longer periods), for premiums that have historically exceeded 10%, depending on loan characteristics and market conditions. Unlike traditional financial and bank holding companies, the majority of our income is driven and influenced by noninterest income, specifically gains on sales and market value adjustments on loans. We sell certain loans servicing retained, in which case we record a servicing asset that increases our gain on sale and provides a stream of future income to the extent the loan balance continues to be outstanding.

We fund our activities at Newtek Bank primarily through the aforementioned deposit products. We have also offered loans outside of our bank (primarily ALP loans that have been funded by our JVs and our non-bank subsidiary Newtek ALP Holdings) that have been initially funded with capital and lines of credit and hedged until a sufficient volume is attained at which time the loans are securitized. We are required by law to hold risk retention in securitization transactions, and the majority of our interests in securitizations are designed to absorb first loss on the loans held in the securitization trusts. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell the loans to a JV. While the Company may continue to source JV partners to participate in the ALP, during the third quarter of 2024, we made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor. The Company could also originate ALP loans (i.e., long amortizing C&I loans) designated as HFI. We have also continued to actively issue bonds in the public and private capital markets.

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

On April 13, 2023, the Company, NSBF and the SBA entered into the Wind-down Agreement, pursuant to which NSBF is winding-down its operations and NSBF’s SBA 7(a) pipeline of new loans was transitioned to Newtek Bank. During this wind-down process, NSBF continues to own the SBA 7(a) loans in its loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer. SBL is servicing and liquidating NSBF’s SBA loan portfolio pursuant to an SBA approved lender service provider agreement. In addition, during the wind-down process, NSBF is subject to minimum capital requirements established by the SBA, required to continue to maintain certain amounts of restricted cash available to meet any obligations to the SBA, has restrictions on its ability to make dividends and distributions to the Company, and remains liable to the SBA for post-purchase denials and repairs on the guaranteed portions of SBA 7(a) loans originated and sold by NSBF, from the proceeds generated by NSBF’s SBA loan portfolio. The Company has guaranteed certain of NSBF’s obligations to the SBA and has funded a $10.0 million account to secure these potential obligations.

Historical Business Regulation and Taxation

Prior to January 6, 2023, we operated as an internally managed non-diversified closed-end management investment company that elected to be regulated as a BDC under the 1940 Act. Additionally, prior to January 6, 2023, due to our status as a BDC, we elected to be treated as a RIC for U.S. federal income tax purposes, beginning with our 2015 tax year. As an entity electing to be treated as a RIC, we generally did not have to pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distributed to our shareholders as dividends. The Company and its subsidiaries no longer qualify as a RIC for U.S. federal income tax purposes and files a consolidated U.S. federal income tax return beginning with the 2023 fiscal year. Financial holding companies are subject to federal and state income taxes in essentially the same manner as other corporations. Taxable income is generally calculated under applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), including Sections 581 through 597 that apply specifically to financial institutions. Some modifications are required by state law and the One Big Beautiful Bill Act (“OBBBA”) that was enacted in the U.S on July 4, 2025. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in the Company's fiscal year 2025 and others to be implemented through 2027. There can be no assurance as to the actual effective income tax rates impacting the amounts and timing of cash flows and the amounts of income tax expense recorded by the Company, because such rates will be dependent upon the nature and amount of future income and expenses as well as actual investments generating investment tax credits and transactions with discrete tax effects.

From 2012 through December 31, 2022, NSBF was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. Currently, Newtek Bank is ranked as the third largest SBA 7(a) lender based on dollar volume of loans approved. Historically, NSBF structured its loans so that it could both sell the government guaranteed portions of SBA 7(a) loans and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. Pursuant to the Wind-down Agreement described above, in April 2023 NSBF transitioned its SBA 7(a) loan originations to Newtek Bank and is in the process of winding down its operations and will continue to own the 7(a) Loans in its loan portfolio to maturity, liquidation, charge-off or (subject to SBA’s prior written approval) sale or transfer.

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

The Company has originated loans under its ALP since 2019. These loans have terms between 10 and 25 years, bear fixed interest rates that reset every five years, and have prepayment penalties. The criteria evaluated in underwriting ALP loans and the terms of these loans have been generally consistent over the ALP’s existence. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell the loans to a JV. While the Company may continue to source JV partners to participate in the ALP, during the third quarter of 2024, we made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor. For example, during the second quarter of 2025, Newtek ALP Holdings closed a securitization backed by $216.6 million of ALP loans. The Company could also originate ALP loans designated as HFI.

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

Economic Developments

We have observed and continue to observe commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions. In addition, the conflicts in the Middle East and the war between Russia and Ukraine, and resulting market volatility and impacts on energy prices, could adversely affect our business, financial condition and results of operations, as well as the financial condition of our borrowers. The ongoing conflicts have negatively affected the global economy and business activity and could have a material adverse effect on our business, financial condition, cash flows and results of operations, as well as those of our borrowers. The severity and duration of conflicts and their impact on global economic and market conditions are impossible to predict. In 2024, numerous elections were held globally, including the recent U.S. presidential election. The outcomes of the elections are expected to result in changes in policy, which could also have adverse effects on us or the business environment in which we operate more generally. For example, the current U.S. presidential administration has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners, which could adversely affect markets, the business environment and our business. On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act” or “OBBBA”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing federal tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company evaluated the OBBBA and there is no material impact on its financial position or results of operations in the current year. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Income

For the fiscal year ended December 31, 2025, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the fiscal year ended December 31, 2025, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned and then securitized by NCL JV (dissolved in September 2025), TSO JV and Newtek ALP Holdings. These recurring fees are outlined in servicing agreements and were recorded when earned. In addition, we generated revenue in the form of loan origination fees (packaging and legal fees) as well as loan prepayment and late fees. We recorded such fees related to loans held for sale as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

We recognized realized gains or losses on loans based on the difference between (1) the net proceeds from the disposition and any servicing assets recognized and (2) the cost basis of the loan without regard to unrealized gains or losses previously recognized. We recorded current period changes in fair value of loans and assets that were measured at fair value as a component of the net change in unrealized appreciation (depreciation) on the loans or servicing assets, as appropriate, as well as amortization and impairment, if any, of LCM servicing rights in the consolidated statements of income.

Expenses

For the fiscal year ended December 31, 2025, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, loan origination and servicing expenses, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Discussion and Analysis of Financial Condition

December 31, 2025 vs. December 31, 2024

ASSETS

Total assets at December 31, 2025 were $2.7 billion, an increase of $684.9 million, or 33.2%, compared to total assets of $2.1 billion at December 31, 2024. As of December 31, 2024, the Company held the assets and liabilities of NTS for sale. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Loans

	December 31, 2025	December 31, 2024	Change
Loans held for sale, at fair value	$971,837	$372,286	$599,551
Loans held for sale, at LCM	26,532	58,803	(32,271)
Loans held for investment, at fair value	281,198	369,746	(88,548)
Loans held for investment, at amortized cost, net of deferred fees and costs	896,689	621,651	275,038
Allowance for credit losses	(45,226)	(30,233)	(14,993)
Loans held for investment, at amortized cost, net	851,463	591,418	260,045
Total Loans	$2,131,030	$1,392,253	$738,777

Loans held for sale

Loans HFS, at fair value increased $599.6 million during the year ended December 31, 2025. The overall increase was the result of an increase of $202.7 million for ALP loans, which were included in the $284.4 million of loans in the securitization transaction that did not close until January 2026. In addition, holding guaranteed portions of SBA 7(a) loans for longer periods of time as well as new loan originations during 2025, in the amount of $396.9 million in SBA loans also contributed to the increase.

	December 31, 2025	December 31, 2024	Change
SBA 504 First Lien	$201,013	$128,255	$72,758
SBA 504 Second Lien	31,207	26,678	4,529
SBA 7(a)	303,716	4,855	298,861
SBA 7(a) Partials[1]	20,753	—	20,753
Total SBA loans	556,689	159,788	396,901
ALP	415,148	212,498	202,650
Loans HFS, at fair value	$971,837	$372,286	$599,551
1    Reclassified from Loans HFS, at LCM

Loans HFS, at LCM decreased $32.3 million during the same period. The overall decrease was primarily the result of loan sales that occurred in 2025.

	December 31, 2025	December 31, 2024	Change
SBA 504 First Lien	$19,075	$36,783	$(17,708)
SBA 504 Second Lien	7,457	8,203	(746)
SBA 7(a) Partials[1]	—	13,817	(13,817)
Loans HFS, at LCM	$26,532	$58,803	$(32,271)
1    Reclassified to Loans HFS, at fair value

Loans held for investment

At Fair value: Loans HFI, at fair value were $281.2 million at December 31, 2025 compared to $369.7 million at December 31, 2024. The balance consists primarily of SBA 7(a) loans as well as $5.7 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2024 to December 31, 2025, primarily due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans HFI, at amortized cost consist of loans originated at or purchased by Newtek Bank. The $275.0 million increase in loans HFI, at amortized cost is the result of an increase in originations for the year ended December 31, 2025 over 2024.

Credit Quality: Overall credit quality remained stable during the year. The increase in nonperforming loans HFI is adequately covered by the allowance for credit losses and in line with the seasoning of the portfolio. The Company continues to focus on prudent underwriting and portfolio diversification across its lending activities. The following table presents an analysis of loans HFI with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	December 31, 2025		December 31, 2024

At Amortized Cost
Current	$794,951	88.9%	$575,444	92.8%
Past Due 30-89 Days and accruing	20,555	2.3%	20,585	3.3%
Past Due 90 and more Days and accruing	—	—%	—	—%
Nonaccrual loans	78,814	8.8%	24,341	3.9%
Total, at amortized cost	$894,320	100.0%	$620,370	100.0%
Deferred fees and costs	2,369		1,281
Total, at amortized cost, net of deferred fees and costs	$896,689		$621,651
Allowance for credit losses	$(45,226)	5.0%	$(30,233)	4.9%

At Fair Value
Current	$189,177	67.2%	$251,616	68.1%
Past Due 30-89 Days and accruing	16,746	6.0%	41,558	11.2%
Past Due 90 and more Days and accruing	2,732	1.0%	9,268	2.5%
Nonaccrual loans	72,543	25.8%	67,304	18.2%
Total	$281,198	100.0%	$369,746	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$92,021	32.7%	$118,130	31.9%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$78,814	2.9%	$24,341	1.2%
Loans HFI, at fair value	72,543	2.6%	67,304	3.2%
Other real estate owned	8,856	0.3%	3,764	0.2%
Total Nonperforming Assets	$160,213	5.8%	$95,409	4.6%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $355.9 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of December 31, 2025. The average loan-to-value for this CRE portfolio was 57.5%. The CRE portfolio is diversified by property type and geography, and management actively monitors concentration levels, loan to value ratios, and debt service coverage metrics as part of its ongoing credit risk management process. Furthermore, there is limited exposure to office space.

The table below presents detail of the loans considered non-owner occupied CRE that are not carried at fair value:

	December 31, 2025				December 31, 2024
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$622,495	$—	$622,495		$429,820	$—	$429,820
Loans backed by NOO CRE	274,194	26,532	300,726		191,831	58,803	250,634
Total loans	$896,689	$26,532	$923,221		$621,651	$58,803	$680,454

Loans backed by NOO CRE by type:
Retail	$63,013	$—	$63,013	54.0%	$45,594	$—	$45,594	51.4%
1-4 Family	22,187	—	22,187	54.5%	25,139	—	25,139	56.1%
Multifamily	80,263	—	80,263	58.6%	35,713	—	35,713	52.6%
Industrial	34,416	—	34,416	50.5%	27,866	—	27,866	50.1%
Office	40,638	—	40,638	52.6%	21,586	—	21,586	47.7%
Construction and land development[1]	12,869	19,075	31,944	63.7%	22,775	44,986	67,761	65.1%
Hotel	7,709	7,457	15,166	48.2%	—	13,817	13,817	66.2%
Other	13,099	—	13,099	61.8%	13,158	—	13,158	61.5%
Total NOO CRE	$274,194	$26,532	$300,726	57.5%	$191,831	$58,803	$250,634	57.9%

Unfunded Commitments
Construction and land development[1]	$—	$55,149	$55,149		$—	$48,402	$48,402
Hotel	—	—	—		—	13	13
Total unfunded commitments	—	55,149	55,149		—	48,415	48,415
Total CRE Loans	$274,194	$81,681	$355,875		$191,831	$107,218	$299,049
1 Construction and land development includes SBA 504 first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

The table below presents detail of the Company’s Goodwill and intangibles:

	December 31, 2025			December 31, 2024
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Banking segment	$271	$512	$783	$271	$667	$938
Payments segment	13,814	—	13,814	13,814	—	13,814
Total	$14,085	$512	$14,597	$14,085	$667	$14,752

The change in goodwill and intangible assets relates to amortization of intangible assets during the year ended December 31, 2025.

Residuals in Securitizations, at Fair Value

The residuals in securitizations, at fair value arise from the NALP Business Loan Trust 2025-1 ALP securitization that the Company closed on April 23, 2025. Residuals in securitizations were $76.7 million as of December 31, 2025. The Securitization Trust meets the definition of a VIE. The Company holds a variable interest in the VIE, however, the Company is not considered the primary beneficiary of the VIE, because the power over the activities that have the most significant impact on the economic performance of the Securitization Trust is held by the Class C Noteholder, and therefore, the Company is not required to consolidate the Securitization Trust. The Company’s beneficial interest in the Securitization Trust is evidenced by sole ownership of the Ownership Certificate and its beneficial interest in the credit risk of the securitized ALP Loans. As the Sponsor is a wholly owned subsidiary of the Company, the Company effectively owns 100% of the equity interest in the Trust. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Settlement Receivable

Settlement receivables were $0.4 million as of December 31, 2025, a decrease of $52.0 million compared to December 31, 2024. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at period end.

LIABILITIES

Total liabilities at December 31, 2025, were $2.3 billion, an increase of $583.6 million, or 33.1%, compared to total liabilities of $1.8 billion at December 31, 2024.

Deposits

Total deposits were $1.4 billion at December 31, 2025, consisting of $53.9 million in non-interest bearing deposits and $1.4 billion in interest bearing deposits, a $444.4 million increase from the balance as of December 31, 2024. The increase in deposits is a result of increases in all of our deposit products due to our competitive interest rates well above the risk free rate and the sticky deposit relationships we foster by providing value to our depositors via the Newtek Advantage. As of December 31, 2025 and December 31, 2024, insured deposits represent 73.6% and 80.3%, respectively, of deposits.

Borrowings

Borrowings Outstanding	December 31, 2025	December 31, 2024	Change
Bank Borrowings[1]:
NMS Webster Note[2]	$—	$32,688	$(32,688)
NMS Goldman Facility[3]	88,352	—	88,352
SPV I Capital One Facility	16,085	21,192	(5,107)
SPV II Deutsche Bank Facility	169,146	54,036	115,110
SPV III One Florida Bank Facility	33,259	23,011	10,248
FHLB Advances	7,349	15,330	(7,981)
Total Lines of Credit	314,191	146,257	167,934
Parent Company Notes[1]:
2025 Notes (5.00%)[4]	—	29,913	(29,913)
2026 Notes (5.50%)[5]	95,000	114,282	(19,282)
2027 Notes (8.125%)[6]	49,967	49,944	23
2028 Notes (8.00%)	39,073	38,726	347
2029 Notes (8.50%)	70,066	69,622	444
2029 Notes (8.625%)	73,150	72,662	488
2030 Notes (8.375%)[5,7]	51,391	—	51,391
Total Parent Company Notes	378,647	375,149	3,498
Notes Payable - Securitization Trusts[1]	127,050	186,635	(59,585)
Total	$819,888	$708,041	$111,847

1     Net of deferred financing costs.
2     On September 26, 2025, the NMS Webster Note was repaid in full.
3    On September 26, 2025, NMS entered into the Goldman Facility.
4    On March 31, 2025, the 2025 5.00% Notes matured.
5    On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange the $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. On February 1, 2026, the 2026 Notes matured. See “NOTE 24—SUBSEQUENT EVENTS - Exchange of 2026 Notes for 2031 Notes and Repayment of 2026 Notes” for additional information.
6    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.
7    On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025.

Borrowings were $819.9 million at December 31, 2025, compared to $708.0 million at December 31, 2024. This increase was primarily due to $88.4 million of new borrowings under the NMS Goldman Facility, additional borrowings of $115.1 million on the SPV II facility as well as $51.4 million issuance of the 2030 Notes. These increases were partially offset by $32.7 million repayment in full of the NMS Webster Note, the maturity of $29.9 million of the 2025 5.00% Notes, $59.6 million reduction in the notes payable on securitization trusts, and $10.2 million repayments of borrowings on the SPV III facility, and $8.0 million in maturities of FHLB advances.

Deferred Taxes
The deferred tax liability, net, represents the cumulative timing differences between book and tax to the extent such assets or liabilities give rise to taxable income or expense in future periods. Within this balance is the deferred tax asset on net operating loss (NOL) carryforwards not expected to be utilized in the current year. The Company evaluated all NOLs for a valuation allowance and determined that none were required. The increase in the deferred tax liability is driven by the increase in the fair value measurements on loans held for sale.

Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2025 and 2024.
For a comparison of the results of operations for the year ended December 31, 2023, see the Company's Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 17, 2025.

Summary

For the year ended December 31, 2025, the Company reported net income of $60.5 million, or $2.21 per basic and $2.18 per diluted share, compared to net income of $50.9 million, or $1.97 per basic and 1.96 per diluted share, for the year ended December 31, 2024.

The net increase in net income before taxes was due to a $35.4 million increase of interest income on loans, and a $7.6 million increase in noninterest income, partially offset by a $12.5 million increase of provision for credit losses, a $13.2 million increase of interest expense on deposits. Below is a summary of changes in the components of Net income:

	Year Ended December 31,
	2025	2024	Change
Net interest income after provision for credit losses	$21,156	$14,089	$7,067
Noninterest income	224,914	217,312	7,602
Noninterest expense	166,093	162,709	3,384
Net income before taxes	79,977	68,692	11,285
Income tax expense	19,465	17,839	1,626
Net income	$60,512	$50,853	$9,659

Net Interest Income

	Year Ended December 31,
	2025	2024	Change
Interest income
Debt securities available-for-sale	$924	$1,482	$(558)
Loans and fees on loans	146,274	110,892	35,382
Other interest earning assets	11,217	9,044	2,173
Total interest income	158,415	121,418	36,997
Interest expense
Deposits	41,894	28,690	13,204
Notes and securitizations	42,846	45,454	(2,608)
Bank and FHLB borrowings	13,790	6,969	6,821
Total interest expense	98,530	81,113	17,417
Net interest income	59,885	40,305	19,580
Provision for credit losses	38,729	26,216	12,513
Net interest income after provision for credit losses	$21,156	$14,089	$7,067

Interest Income
Loans and fees on loans: The $35.4 million increase in interest income on the Company’s loan portfolio was attributable to increases in the average balances of loans HFI and HFS, which increased $148.9 million and $362.5 million, respectively, as well as the average outstanding accrual portfolio of loans held for investment increasing to $1.6 billion from $1.1 billion for the year ended December 31, 2025 and 2024, respectively. The increase in the average balance of loans HFS was attributable to originations of SBA 504 and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.

Interest Expense
The following is a summary of interest expense by facility for the year ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025	December 31, 2024	Change

Deposits	$41,894	$28,690	$13,204
Notes and securitizations:
Notes payable - Securitization Trusts	12,012	21,097	(9,085)
2024 Notes[1]	—	1,409	(1,409)
2025 5.00% Notes[2]	462	1,850	(1,388)
2026 Notes[3]	6,757	7,043	(286)
2027 Notes[4]	4,091	4,599	(508)
2028 Notes[5]	3,548	3,548	—
2029 8.50% Notes[6]	6,618	3,879	2,739
2029 8.625% Notes[7]	6,957	2,029	4,928
2030 Notes[8]	2,401	—	2,401
Total notes and securitizations	42,846	45,454	(2,608)

Bank and FHLB Borrowings:
Bank notes payable	13,494	6,446	7,048
FHLB Advances	296	523	(227)
Total bank and FHLB borrowings	13,790	6,969	6,821

Total interest expense	$98,530	$81,113	$17,417

1    On August 1, 2024, the 2024 Notes matured.
2    On March 31, 2025, the 2025 5.00% Notes matured.
3    On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange the $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. On February 1, 2026, the 2026 Notes matured. See “NOTE 24—SUBSEQUENT EVENTS - Exchange of 2026 Notes for 2031 Notes and Repayment of 2026 Notes” for additional information.
4    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes.
5    On August 31, 2023, the Company completed a public offering of $40.0 million aggregate principal amount of 8.00% notes due 2028. The Notes will mature on September 1, 2028. The Notes bear interest at a rate of 8.000% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on December 1, 2023.
6    On May 30, 2024, the Company completed a public offering of $62.5 million aggregate principal amount of 8.500% notes due 2029. On June 3, 2024, the underwriters exercised their option to purchase an additional $9.4 million in aggregate principal amount of the 2029 Notes. The Notes will mature on June 1, 2029. The Notes bear interest at a rate of 8.500% per year, payable quarterly on March 1, June 1, September 1, and December 1 each year, commencing on September 1, 2024.
7    On September 16, 2024, the Company completed a public offering of $75.0 million aggregate principal amount of 8.625% notes due 2029. The Notes will mature on October 15, 2029. The Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025.
8    On March 19, 2025, the Company completed an exempt offering of $30.0 million aggregate principal amount of notes due 2030. The Notes will mature on April 1, 2030. The Notes bear interest at a rate of 8.375% per year, payable semiannually on April 1 and October 1 each year, commencing on October 1, 2025. On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. One of the investors also agreed to purchase $2.0 million in newly issued additional principal amount of the Company’s 2030 Notes.

The increase in interest expense period over period is primarily from additional interest expense on deposits of $13.2 million, additional interest expense of $6.8 million on bank and FHLB borrowings, and additional interest expense of $2.7 million, $4.9 million, and $2.4 million on the 2029 8.50% Notes, the 2029 8.625% Notes, and the 2030 Notes, respectively. The increase is partially offset by a $9.1 million reduction in interest due to securitization payoffs, as well as a $1.4 million and $1.4 million reduction in interest expense on the 2024 Notes and the 2025 5.00% Notes, respectively.
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

	Year Ended December 31,
	2025			2024
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$271,021	$11,217	4.14%	$180,753	$9,044	5.00%
Investment securities	15,875	924	5.82	31,847	1,482	4.65
Loans held for sale	600,404	57,195	9.53	237,903	26,692	11.22
Loans held for investment	1,100,869	89,079	8.09	951,988	84,200	8.84
Total interest-earning assets	1,988,169	158,415	7.97	1,402,491	121,418	8.66
Less: Allowance for credit losses on loans	(40,624)			(19,033)
Noninterest earning assets	230,210			204,655
Total assets	$2,177,755			$1,588,113

Interest-bearing liabilities:
Demand	$141,845	$1,106	0.78%	$51,759	$461	0.89%
Savings and NOW	511,682	19,188	3.75	273,640	13,803	5.04
Money Market	62,684	2,217	3.54	27,471	1,141	4.15
Time	354,316	19,383	5.47	261,174	13,285	5.09
Total deposits	1,070,527	41,894	3.91	614,044	28,690	4.67
Borrowings	701,316	56,636	8.08	643,234	52,423	8.15
Total interest-bearing liabilities	1,771,843	98,530	5.56	1,257,278	81,113	6.45
Noninterest-bearing deposits	—			600
Noninterest-bearing liabilities	65,749			67,405
Shareholders’ equity	340,163			262,830
Total liabilities and shareholders' equity	$2,177,755			$1,588,113
Net interest income and interest rate spread		$59,885	2.41%		$40,305	2.21%
Net interest margin			3.01%			2.87%
Ratio of average interest-earning assets to average interest bearing liabilities			112.21%			111.55%

In response to market conditions and consistent with its business plan, Newtek Bank has been focused on increasing its liquidity position by raising additional deposits and maintaining a significant portion of its liquidity in the form of cash held at the Federal Reserve, approximately $277.8 million as of December 31, 2025, as opposed to long-term investments. In addition, Newtek Bank management continues to closely monitor market conditions with a focus on its asset liability management policies, as well as closely monitoring, among other things, capital levels, to ensure compliance with regulatory guidelines. The increase in the average balance of loans HFS was attributable to originations of SBA 504, SBA 7(a) and ALP loans, and the increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.

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

	Year Ended December 31,
	2025 vs. 2024
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(2,344)	$4,517	$2,173
Investment securities	185	(743)	(558)
Loans held for sale	(10,174)	40,675	30,501
Loans held for investment	(8,289)	13,168	4,879
Total interest income	(20,622)	57,617	36,995

Interest expense:
Demand	(157)	802	645
Savings and NOW	(6,621)	12,007	5,386
Money Market	(387)	1,463	1,076
Time	1,360	4,738	6,098
Borrowings	(521)	4,734	4,213
Total interest expense	(6,326)	23,744	17,418
Net interest income	$(14,296)	$33,873	$19,577

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the year ended December 31, 2025 and 2024, there was a provision for credit losses of $38.7 million and $26.2 million, respectively. The increase was due to increases in net charge-offs, specific reserves on individually evaluated loans, and balances of loans held for investment at amortized cost, across all products but specifically SBA 7(a) loans.

Noninterest Income

	Year ended December 31,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Dividend income	$3,211	$1,519	$1,692	111.4%
Net loss on loan servicing assets	(16,692)	(12,665)	(4,027)	31.8
Servicing income	22,850	20,087	2,763	13.8
Net gains on sales of loans	47,555	97,183	(49,628)	(51.1)
Net gain on residuals in securitizations	30,015	—	30,015	100.0
Net gain on loans under the fair value option	61,157	5,200	55,957	1,076.1
Technology and IT support income	—	19,643	(19,643)	(100.0)
Electronic payment processing income	43,849	46,049	(2,200)	(4.8)
Other noninterest income	32,969	40,296	(7,327)	(18.2)
Total noninterest income	$224,914	$217,312	$7,602	3.5%

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

A sensitivity analysis of the loan servicing assets at fair value to adverse changes in significant assumptions as of December 31, 2025 and December 31, 2024 is as follows:

	December 31, 2025	December 31, 2024
Discount factor
Effect on fair value of a 100 basis point adverse change	$(588)	$(831)
Effect on fair value of a 200 basis point adverse change	(1,134)	(1,604)

Cumulative prepayment rate
Effect on fair value of a 100 basis point adverse change	$(54)	$(85)
Effect on fair value of a 500 basis point adverse change	(269)	(423)

Average cumulative default rate
Effect on fair value of a 100 basis point adverse change	$(34)	$(72)
Effect on fair value of a 500 basis point adverse change	(168)	(358)

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

Servicing Income
The increase in servicing income was related to an increase of $99.9 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Gains recognized on sales of loans	$47,744	$100,422
Losses recognized on sales of loans	(189)	(3,239)
Net gains on sales of loans	$47,555	$97,183

	Year Ended
	December 31, 2025		December 31, 2024
	# of Loans	$ Amount	# of Loans	$ Amount
SBA 7(a) loans originated	2,269	$767,776	2,427	$943,024
SBA 7(a) guaranteed loans sold	1,045	290,205	2,041	694,750
Average net sale price as a percent of principal balance[1]		111.05%		110.97%
1    Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the year ended December 31, 2025, the average sale price on SBA 7(a) loans as a percent of principal balance was 111.05% compared to 110.97% for the prior period. The increase in sales prices in 2025 resulted from higher demand. The decrease in overall net gains on sales of loans resulted from lower volumes of sales compared to the prior year at higher market premiums than the prior year. Additionally, the decrease in SBA 7(a) guaranteed loans sold is primarily due to management holding the loans for a longer period of time.

The table below provides selected statistics on the historical net premiums on sales of guaranteed portions of SBA 7(a) loans realized by NewtekOne:

	SBA 7(a) Sales Price as Percent of Principal Balance (%)
	Average	High	Low	Median
Year ended December 31, 2023	110.20%	114.04%	106.00%	110.42%
Year ended December 31, 2024	110.97%	114.80%	107.18%	111.19%
Year ended December 31, 2025	111.05%	114.06%	107.80%	110.46%
Weighted Average	110.58%	114.80%	106.00%	110.76%

During the wind-down of NSBF’s operations, NSBF is required to continue to own its SBA 7(a) loans in its loan portfolio to maturity, liquidation, charge-off, or (subject to SBA’s prior written approval) sale or transfer. In addition, SBL will service and liquidate NSBF’s SBA Loan Portfolio, pursuant to an SBA approved lender service provider agreement with SBL. The Company will continue to measure NSBF’s SBA 7(a) loan portfolio at fair value until the portfolio is completely runoff. The Company will report both realized and unrealized gains and losses relating to the fair value adjustments on the legacy NSBF SBA 7(a) portfolio.

Net Gain on Residuals in Securitizations

Net gains on residuals in securitizations for the year ended December 31, 2025 were $30.0 million. There were no net gains on residuals in securitizations for the year ended December 31, 2024. This resulted from the Company’s equity interest in the 2025-1 Securitization Trust which closed on April 23, 2025. To consummate the transaction, $216.6 million of ALP loans held for sale at fair value were sold into the securitization trust at par. This resulted in $35.4 million of previously recorded gains on ALP loans under the fair value option to be reversed. The residual in the securitization (represented by the ownership certificate) was then valued resulting in a gain that was netted against the transaction costs. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Net Gain (Loss) on Loans under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the year ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024	Change
SBA 7(a) Unguaranteed Loans	$(16,089)	$(26,346)	$10,257
SBA 7(a) Guaranteed Loans	34,654	493	34,161
SBA 504 and Non-SBA Loans	42,592	31,053	11,539
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$61,157	$5,200	$55,957

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

During the year ended December 31, 2025 and 2024, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the year ended December 31, 2025 and 2024, the Company recorded unrealized gains on SBA 7(a) guaranteed loans accounted for under the fair value option primarily due to holding guaranteed portions of SBA 7(a) loans for longer periods of time.

The $11.5 million increase in unrealized gain (loss) on loans accounted for under the fair value option from SBA 504 and Non-SBA loans is primarily volume driven by an increase in ALP loans held as of December 31, 2025 that were sold into a securitization trust and securitized in January 2026. Refer to NOTE 24—SUBSEQUENT EVENTS: Securitization.

Technology and IT Support Income

Technology and IT support income was $19.6 million for the year ended December 31, 2024. There was no Technology and IT support income for the year ended December 31, 2025, due to the sale of NTS. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Other Noninterest Income

For the year ended December 31, 2025 and 2024, other noninterest income was related primarily to loan origination fees (legal and packaging) on loans sold or carried at fair value. Other items that contributed to the $7.3 million decrease included a decrease on prepayment and late fees earned from SBA 7(a) loans. The Company originated 2,269 of SBA 7(a) loans compared to 2,427 loans for the year ended December 31, 2025 and 2024, respectively. In addition, there was $4.4 million of net unrealized losses on joint ventures and other investments for the year ended December 31, 2025 compared to $10.7 million in gains in the prior period.

Non-Interest Expense

	Year ended December 31,		2025/2024 Increase/(Decrease)
	2025	2024	Amount	Percent
Salaries and employee benefits expense	$84,770	$77,931	$6,839	8.8%
Technology services expense	—	12,261	(12,261)	(100.0)
Electronic payment processing expense	17,809	19,878	(2,069)	(10.4)
Professional services expense	15,461	15,813	(352)	(2.2)
Other loan origination and maintenance expense	18,565	13,770	4,795	34.8
Depreciation and amortization	668	1,784	(1,116)	(62.6)
Loss on extinguishment of debt	179	—	179	100.0
Other general and administrative costs	28,641	21,272	7,369	34.6
Total noninterest expense	$166,093	$162,709	$3,384	2.1%

Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to higher benefit costs, including medical and other insurance expenses, as well as an increase in stock-based compensation expense.

Technology Services Expense

The $12.3 million decrease in technology services expenses for the year ended December 31, 2025 corresponded with the NTS Sale. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Professional Services Expense

The decrease in professional services expense period over period is primarily attributable to costs associated with the NTS disposition that occurred on January 2, 2025. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Other Loan Origination and Maintenance Expense

Other loan origination and maintenance expenses during the year ended December 31, 2025, was $18.6 million compared to $13.8 million for the year ended December 31, 2024 due to a larger dollar volume and count of loan originations in 2025 compared to 2024.

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

Other General and Administrative Costs

The increase in other general and administrative costs of $7.4 million is primarily driven by higher technology-related costs following the sale of NTS in 2025. These costs were previously eliminated in consolidation but are now recognized as standalone expenses post-divestiture.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 22—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Year Ended		2025/2024 Increase/(Decrease)
	December 31, 2025	December 31, 2024	Amount	Percent
Banking	$41,263	$51,997	$(10,734)	(20.6)%
Alternative Lending	88,481	59,724	28,757	48.1%
Technology[1]	—	86	(86)	(100.0)%
NSBF	(19,972)	(28,684)	8,712	(30.4)%
Payments	16,302	16,199	103	0.6%
Corporate & Other	11,450	5,612	5,838	104.0%
Eliminations	(77,012)	(54,081)	(22,931)	42.4%
Consolidated net income	$60,512	$50,853	$9,659	19.0%
1     As a result of commitments made to the Federal Reserve, the Company divested of NTS on January 2, 2025, and is no longer a reportable segment. See NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

Banking

The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $62.2 million of net interest income during the year ended December 31, 2025 compared to $39.7 million of net interest income during the year ended December 31, 2024. During 2025, the Company increased the average balances of loans HFI and HFS as well as the average outstanding accrual portfolio of loans HFI, which was offset by an increase in the provision for credit losses and salaries and benefits, resulting in decrease in net income for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company has originated loans under its Alternative Lending Program since 2019. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV. While the Company continues to source JV partners to participate in this program, during the third quarter of 2024, the Company made the decision to originate with the intent to securitize ALP loans with our subsidiary Newtek ALP Holdings as the originator and sponsor without a joint venture partner; the Company’s first such securitization transaction was consummated during the second quarter of 2025. The Company could also originate ALP loans designated as HFI. On August 27, 2025, NALH entered into an interest purchase agreement with TCP to acquire TCP’s 50% ownership interest in NCL JV for $15.75 million, resulting in NALH owning 100% of NCL JV. Compared to the year ended December 31, 2024, there were more loans originations that drove higher income for the year ended December 31, 2025, as well as larger gains on loans at fair value.

NSBF

NSBF includes NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.

Payments

Payments includes NMS, POS and Mobil Money. Within the segment’s results are $47.2 million of noninterest income for the year ended December 31, 2025 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $48.9 million during the year ended December 31, 2024. The net income also included $30.2 million and $32.0 million of noninterest expense for the year ended December 31, 2025 and 2024, respectively.

Corporate and Other

Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Liquidity and Capital Resources
Overview

The Company actively manages liquidity to support business operations and meet obligations through ongoing monitoring of deposit trends and funding sources. In addition, the Company performs stress testing designed to assess our ability to meet both expected and unexpected cash flow needs. Management believes current liquidity levels are sufficient to support planned operations and react to reasonably foreseeable market volatility.

Our liquidity and capital resources are derived from our deposits, Company notes, securitization transactions and earnings and cash flows from operations, including loan sales and repayments. The Company maintains a diversified deposit base across its customers. In the year ended December 31, 2025, our primary use of funds from operations included originations of loans and payments of fees, interest, and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” (ATM), and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the Original ATM Equity Distribution Agreement, which was amended and restated on June 6, 2025. The Amended and Restated Equity Distribution Agreement provides that the Company may offer and sell up to 5,000,000 shares of Common Stock from time to time through the placement agents. On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months. On November 7, 2025, the Company’s Board of Directors approved a twelve month extension of the stock repurchase program. In addition, on September 11, 2025, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2029 Notes during the following six months.

Based on management’s assessment as of the reporting date, the Company has not identified trends or uncertainties related to credit quality, liquidity, or capital that are reasonably likely to have a material adverse effect on its financial condition or results of operations.

Regulatory Capital

The Company strives to maintain prudent capital levels to absorb risk and maximizing returns to shareholders. The Company and Newtek Bank are primarily constrained by the Total Capital and Leverage ratios given the mix of assets vis-a-vis capital. The Company and Newtek Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. The Company and the Bank manage their capital to comply with their internal planning targets and regulatory capital standards administered by federal banking agencies.

Capital amounts and ratios for the Company as of December 31, 2025 and 2024 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$363,935	15.2%	$95,588	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	315,754	17.8%	79,924	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	363,935	20.5%	106,565	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	386,428	21.8%	142,087	8.0%	N/A	N/A
NewtekOne, Inc. - December 31, 2024
Tier 1 Capital (to Average Assets)	$231,899	13.3%	$69,727	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	231,899	17.0%	61,492	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	231,899	17.0%	81,990	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	268,887	19.7%	109,320	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Under the applicable regulatory capital standards, Newtek Bank remained “well-capitalized” under the prompt corrective action measures as of the reporting date, with capital ratios exceeding minimum regulatory requirements and surpassing the capital conservation buffer requirements.

Capital amounts and ratios for Newtek Bank as of December 31, 2025, and 2024 are presented in the table below.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$155,000	10.3%	$60,368	4.0%	$75,460	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	155,000	12.1%	57,528	4.5%	83,096	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	155,000	12.1%	76,704	6.0%	102,272	8.0%
Total Capital (to Risk-Weighted Assets)	171,348	13.4%	102,272	8.0%	127,840	10.0%
Newtek Bank - December 31, 2024
Tier 1 Capital (to Average Assets)	$120,078	11.9%	40,197	4.0%	$50,246	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	120,078	14.2%	38,151	4.5%	55,107	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	120,078	14.2%	50,868	6.0%	67,823	8.0%
Total Capital (to Risk-Weighted Assets)	130,924	15.4%	67,824	8.0%	84,779	10.0%
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

The following table summarizes the total shares sold and net proceeds received under the ATM Equity Distribution Agreement:

	Year ended December 31,
2023 ATM Program	2025	2024	2023
Shares sold	425	1,100	—
Net weighted average price per share	$12.22	$12.56	$—
Net proceeds	$5,090	$13,818	$—
Placement agent fees paid	$104	$282	$—

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

The following table summarizes the total shares repurchased and net proceeds received under the stock repurchase program:

	Year Ended December 31,
	2025	2024	2023
Shares repurchased	143	30	—
Net weighted average price per share	$10.43	$13.35	$—
Net purchase price	$1,487	$402	$—
2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 2029 8.50% Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The 2029 8.5% Notes will mature on June 1, 2029. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At December 31, 2025, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

On September 16, 2024, the Company completed a registered offering of $75.0 million aggregate principal amount of 2029 8.625% Notes. The 2029 8.625% Notes are scheduled to mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 8.625% Notes. These Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025. , and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At December 31, 2025, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes. The 2028 Notes are scheduled to mature on September 1, 2028. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At December 31, 2025, the Company was in compliance with all covenants related to the 2028 Notes.

2026 Notes

In January 2021, the Company completed a registered offering of $115.0 million aggregate principal amount of 5.50% 2026 Notes. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. The 2026 Notes are scheduled to mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At December 31, 2025, the Company was in compliance with all covenants related to the 2026 Notes.

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

On February 1, 2026, the 2026 Notes matured. See “NOTE 24—SUBSEQUENT EVENTS - Exchange of 2026 Notes for 2031 Notes and Repayment of 2026 Notes” for additional information.

The 2029, 2028 and 2026 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to these Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. In addition, the supplemental indenture for the 2026 Notes included covenants requiring the Company to comply with (regardless of whether it is subject to), amongst other things, the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions). At December 31, 2025, the Company was in compliance with all covenants related to the Notes.

2024 Notes

In July 2019, the Company completed a registered offering of $55.0 million aggregate principal amount of 5.75% 2024 Notes. In August 2019, the underwriters exercised their option to purchase an additional $8.25 million in aggregate principal amount of the 2024 Notes. On February 16, 2021 and May 20, 2021, the Company issued an additional $5.0 million and $10.0 million in aggregate principal amount of the 2024 Notes, respectively. On December 29, 2021, the Company redeemed $40.0 million in aggregate principal amount of the $78.25 million of principal amount of 2024 Notes outstanding at 100% of their principal amount ($25 per Note), plus the accrued and unpaid interest thereon from November 1, 2021 through, but excluding, the redemption date. The 2024 Notes traded on the Nasdaq Global Market under the trading symbol “NEWTL” until the 2024 Notes matured on August 1, 2024.

Private Placements

2030 Notes

On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The offering was consummated pursuant to the terms of a purchase agreement dated March 19, 2025 among the Company and 11 institutional accredited investors. The purchase agreement provided for the 2030 Notes to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act. The 2030 Notes are scheduled to mature on April 1, 2030 and could be redeemed in whole or in part at any time. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025.

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

NMS Webster Note
On September 26, 2025, the Company’s wholly-owned subsidiary NMS repaid in full all of the outstanding obligations under the Webster Credit Agreement, dated as of November 8, 2018. As a result, the Webster Credit Agreement and the other loan documents executed in connection therewith have been terminated, including the Parent Guaranty Agreement, dated as of November 8, 2018, by and between the Company and Webster Bank. No early termination penalties were incurred by the Company or the Loan Parties as a result of the termination. As a result of the termination, the Company recognized a $0.2 million loss on extinguishment of debt.

NMS Goldman Facility
On September 26, 2025, NMS and its wholly-owned subsidiary, Mobil Money, LLC (collectively, the “Borrowers”), together with NBSH Holdings, LLC, the direct sole member of NMS, as guarantor, entered into a Credit and Guaranty Agreement (the “Goldman Credit Agreement”), with Private Credit at Goldman Sachs Alternatives ("Goldman") as Administrative Agent and Collateral Agent thereunder and the lenders party thereto from time to time (the “Lenders”). Pursuant to the terms of the Goldman Credit Agreement, the Lenders made available to the Borrowers term loans up to an aggregate principal amount of $90.0 million (the “Term Loans”) and a revolving facility up to an aggregate principal amount of $5.0 million (together with the Term Loans, collectively the “Goldman Facility”). The Goldman Facility will mature on September 26, 2030. At December 31, 2025, total principal outstanding was $88.4 million. The Company incurred approximately $1.4 million of deferred financing costs in connection with the Goldman Facility.

SPV I, II, and III Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, and III maintain credit facilities with third party lenders. SPV I has a Capital One facility with maximum borrowings of $100.0 million. Capital One’s commitment terminates in July 2027, with all amounts due under the SPV I Facility maturing in July 2028. At December 31, 2025, total principal owed by SPV I was $16.6 million. SPV II has a Deutsche Bank facility with maximum borrowings $170.0 million. The Deutsche Bank Facility matures in December 2027. At December 31, 2025, total principal owed by SPV II was $169.8 million. SPV III has a One Florida Bank facility with maximum borrowings of $35.0 million. On August 7, 2025, the One Florida Bank Facility was amended and upsized to maximum borrowings of $35.0 million; One Florida Bank’s facility matures in August 2028. At December 31, 2025, total principal owed by SPV III was $33.3 million.
Securitization Transactions
On April 23, 2025, the Company’s subsidiary Newtek ALP Holdings closed a securitization pursuant to which it sold $155.9 million of Class A Notes, $23.8 million of Class B Notes, and $4.3 million of a Class C Note (collectively, the “2025-1 Notes”) issued by NALP Business Loan Trust 2025-1 (the “2025-1Trust”). The 2025-1 Notes were backed by $216.6 million of collateral, consisting of Newtek ALP Holdings originated ALP loans. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 6.338%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.838%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.338%. The 2025-1 Notes had a weighted average yield of 6.62% and an 85% advance rate.
The 2025-1 Trust meets the definition of a VIE and the Company holds a variable interest in the 2025-1 Trust, however, the Company is not considered the primary beneficiary of the 2025-1 Trust, because the power over the activities that have the most significant impact on the economic performance of the 2025-1 Trust is held by a single noteholder who has the ability to remove the Company as decision maker over the activities that most significantly impact the economic performance of the 2025-1 Trust. Consequently the Company is not required to consolidate the 2025-1 Trust. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES for further detail.

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

In October 2019, NSBF completed its tenth securitization which resulted in the transfer of $118.9 million of unguaranteed portions of SBA loans to the 2019-1 Trust. The 2019-1 Trust in turn issued securitization notes for the par amount of $118.9 million, consisting of $93.5 million of Class A notes and $25.4 million Class B notes, which received an “A” and “BBB-” rating by S&P, respectively. In October, 2024, the 2019-1 Trust was terminated as a result of NSBF purchasing the 2019-1 Trust assets, with the 2019-1 Trust’s noteholders receiving the redemption price.

In November 2018, NSBF completed its ninth securitization which resulted in the transfer of $108.6 million of unguaranteed portions of SBA loans to the 2018-1 Trust. The 2018-1 Trust in turn issued securitization notes for the par amount of $108.6 million, consisting of $82.9 million Class A notes and $25.7 million of Class B notes, which received an “A” and “BBB-” rating by S&P, respectively. In October, 2024, the 2018-1 Trust was terminated as a result of NSBF purchasing the 2018-1 Trust assets, with the 2018-1 Trust’s noteholders receiving the redemption price.

In December 2017, NSBF completed its eighth securitization which resulted in the transfer of $76.2 million of unguaranteed portions of SBA loans to the 2017-1 Trust. The 2017-1 Trust in turn issued securitization notes for the par amount of $75.4 million, consisting of $58.1 million Class A notes and $17.3 million of Class B notes, which received an “A” and “BBB-” rating by S&P, respectively. On February 27, 2023, the 2017-1 Trust was terminated as a result of NSBF purchasing the 2017-1 Trust assets, with the 2017-1 Trust’s noteholders receiving the redemption price.

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of December 31, 2025 and December 31, 2024:

	Availability as of
	December 31, 2025	December 31, 2024
Unrestricted cash	$4,196	$6,941
Lines of credit at other commercial banks[1]	9,591	60,903
Newtek Bank:
Interest bearing deposits in banks	279,618	346,207
FHLB borrowing availability[1]	63,296	39,780
Lines of credit at other financial institutions	30,000	30,000
Total liquidity sources	$386,701	$483,831
1    Availability as of December 31, 2025 and December 31, 2024 is based on collateral pledged as of that date.

The Company has restricted cash of $26.5 million as of December 31, 2025. NSBF holds $6.7 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has funded a $10.0 million account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is held by the parent company.

The Company generated and used cash as follows:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(579,241)	$(153,014)
Net cash used in investing activities	(245,292)	(209,051)
Net cash provided by financing activities	753,450	560,897
Net (decrease) increase in cash and restricted cash	(71,083)	198,832
Cash and restricted cash—beginning of period (NOTE 2)	381,374	184,006
Deconsolidation of cash and restricted cash from controlled investments related to business dispositions	—	(1,464)
Cash and restricted cash—end of period (NOTE 2)	$310,291	$381,374

During the year ended December 31, 2025, operating activities used cash of $579.2 million, consisting primarily of $1.1 billion of funding loans held for sale. This use of cash was partially offset by (i) $404.5 million of proceeds from the sale of loans; and (ii) $52.0 million from the payment of settlement receivables.
Cash used by investing activities was $245.3 million primarily comprised (i) $313.3 million in the net increase in loans held for investment, at cost; (ii) $0.1 million in contributions to joint ventures and other investments; and (iii) $19.9 million in purchases of available-for-sale securities. These uses were partially offset by (i) a $71.8 million principal received on loans held for investment, at fair value; and (ii) $27.7 million in maturities of available-for-sale securities.
Net cash provided by financing activities was $753.5 million consisting primarily of a (i) $531.2 million of borrowings on bank notes payable; (ii) $444.4 million net increase in deposits; (iii) $169.4 million of proceeds related to residuals in securitizations; (iv) $48.2 million of proceeds from preferred stock, net of offering costs; and (v) $32.0 million of proceeds from the 2030 Notes. These sources of cash were partially offset by (i) $353.8 million repayment of bank notes payable; (ii) $60.4 million of principal payments related to Notes Payable - Securitization Trusts; (iii) $30.0 million maturity of the 2025 5.00% Notes; and (iv) $28.0 million of dividends paid.
Contractual Obligations
The Company’s obligations and commitments representing required and potential cash outflows include demand deposits, time deposits, short-term and long-term advances from FHLB, unsecured senior notes, notes payable - securitization trusts, bank borrowings, operating leases and other commitments as of December 31, 2025. Refer to “NOTE 11—DEPOSITS,” “NOTE 13—BORROWINGS,” and “NOTE 15—COMMITMENTS AND CONTINGENCIES.”

Unfunded Commitments

At December 31, 2025, the Company had $108.7 million of unfunded commitments consisting of $37.2 million in connection with its SBA 7(a) loans, $66.5 million in connection with its SBA 504 loans, and $5.0 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 13—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At December 31, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million account to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the fiscal year ended December 31, 2025.
Valuation of Loans at Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, management used various valuation approaches. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. We consider our loans HFI, at fair value and HFS, at fair value to be Level 3, with the exception of the guaranteed portion of SBA 7(a) loans HFS at FV which we categorize as Level 2, within the fair value hierarchy as described in Note 10. Determining the fair value of the Level 3 loans held for sale and loans held for investment, which are measured at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, historical credit losses, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions.

On a quarterly basis, management determines the fair values of the retained unguaranteed portions of SBA 7(a) loans HFI, and unrealized changes in FV are recognized in the income statement. The loans within this portfolio were originated by NSBF and are currently originated by Newtek Bank. NSBF ceased originating new loans in April 2023 when all new SBA 7(a) loan originations were transitioned to Newtek Bank. (See Historical Business Regulation and Taxation, for a discussion of the wind-down of NSBF’s operations.)

The Company originated SBA 504 loans HFS prior to the Acquisition through its nonbank subsidiaries. SBA 504 loans HFS held at NALH are accounted for under the FV option. Additionally, the existing government guaranteed portion of SBA 7(a) loans and certain SBA 504 loans held at Newtek Bank are also HFS at FV.

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

Valuation of Servicing Assets

For the fiscal year ended December 31, 2025, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees primarily from the guaranteed portions of SBA 7(a), ALP, and SBA 504 loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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

Recent Developments
Securitization

On January 21, 2026, the Company’s subsidiary Newtek ALP Holdings closed a securitization pursuant to which it sold $251.9 million of Class A Notes, $35.9 million of Class B Notes, and $6.8 million of a Class C Note (collectively, the “2026-1 Notes”) issued by NALP Business Loan Trust 2026-1. The Notes are backed by $341.8 million of collateral, consisting of $284.4 million of Company originated ALP loans and a prefunding account to acquire additional ALP loans originated by the Company. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 5.796%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.296%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.146%. The 2026-1 Notes had a weighted average yield of 6.08% and an 86% advance rate.

Exchange of 2026 Notes for 2031 Notes and Repayment of 2026 Notes

On January 28, 2026, the Company closed on its offer to exchange any and all of its 2026 Notes for its newly issued 2031 Notes, and thereby exchanged $7.9 million in aggregate principal amount of outstanding 2026 Notes for an equal principal amount of 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031, and may be redeemed at the Company’s option, in whole or in part at any time or from time to time on or after February 1, 2028 at a redemption price of 100% of the outstanding principal amount of the 20231 Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. The 2031 Notes trade on the Nasdaq Global Market under the trading symbol “NEWTO.”

On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.

Issuance of 2033 Notes

On February 18, 2026, the Company completed an exempt offering of $15.0 million aggregate principal amount of its 8.375% note due 2033 (the “ 2033 Notes” and the "Offering"). The Offering was consummated pursuant to the terms of a purchase agreement (the “Purchase Agreement”) dated February 17, 2026 between the Company and an institutional accredited investor (the “Purchaser”). The Purchase Agreement provided for the Note to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied upon this exemption from registration based in part on representations made by the Purchaser. The 2033 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2033 Notes were approximately $14.9 million. The Company intends to use the net proceeds from the sale of the 2033 Notes for general corporate purposes.

The 2033 Notes will mature on March 1, 2033. The 2033 Notes may be redeemed by the Company, at its option, at a make-whole price at any time prior to January 1, 2033, or at a price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2033 Notes bear interest at a rate of 8.375% per year payable semiannually on February 1 and August 1 each year, beginning on August 1, 2026. The 2033 Notes will be the Company’s direct unsecured obligation and ranks pari passu, or equal, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The 2033 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

The Company has cash and cash equivalents, which includes cash and due from banks, restricted cash, and interest bearing deposits in banks, of $310.3 million. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of December 31, 2025, cash deposits in excess of insured amounts totaled approximately $32.5 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $94.5 million, of which $89.5 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of December 31, 2025, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning December 31, 2025	12 Months Beginning December 31, 2026	As of December 31, 2025
+200	11.7%	12.7%	0.9%
+100	5.7	6.1	0.4
-100	(6.8)	(7.1)	(0.2)
-200	(13.4)	(14.0)	(0.2)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2025. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the annual ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management conducted an assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, our management concluded that our internal control over financial reporting (“ICFR”) was effective at December 31, 2025.

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

(c) Audit Report of the Registered Public Accounting Firm.

The Company’s independent registered public accounting firm, RSM US LLP, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in its report, which appears below under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

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

3.2	Amended Bylaws of NewtekOne, Inc., filed herewith.

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

NEWTEKONE, INC.

Date: March 10, 2026	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: March 10, 2026	By:	/S/ FRANK M. DEMARIA
Frank M. DeMaria
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARRY SLOANE	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 10, 2026
Barry Sloane

/S/ FRANK M. DEMARIA	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2026
Frank M. DeMaria

/S/ RICHARD SALUTE	Director	March 10, 2026
Richard Salute

/S/ GREGORY ZINK	Director	March 10, 2026
Gregory Zink

/S/ CRAIG BRUNET	Director	March 10, 2026
Craig Brunet

/S/ PETER DOWNS	Director	March 10, 2026
Peter Downs

/S/ FERNANDO PEREZ-HICKMAN	Director	March 10, 2026
Fernando Perez-Hickman

/S/ HALLI RAZON-FEINGOLD	Director	March 10, 2026
Halli Razon-Feingold

/S/ THOMAS CESTARE	Director	March 10, 2026
Thomas Cestare

NEWTEKONE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewtekOne, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of NewtekOne, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of level 3 loans held for sale and loans held for investment, measured at fair value
As described in Notes 2, 5, and 10 to the consolidated financial statements, the Company has loans held for sale and loans held for investment, which are measured at fair value. With the exception of the guaranteed portion of SBA 7(a) loans held for sale at fair value, which are classified as level 2 within the fair value hierarchy, loans held for sale and loans held for investment, are measured at fair value as of December 31, 2025 and are classified as level 3 within the fair value hierarchy as they are valued using unobservable inputs and assumptions as described in Note 10. Determining the fair value of the Level 3 loans held for sale and loans held for investment, which are measured at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, historical credit losses, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions. As of December 31, 2025, total Level 3 loans held for sale and loans held for investment, which are measured at fair value had a fair value of $647.4 and $281.2 million, respectively.

We identified the valuation of level 3 loans held for sale and loans held for investment, which are measured at fair value as a critical audit matter because of the judgments necessary for management to select and apply valuation techniques and assumptions, the high degree of auditor judgment involved, and the extensive audit effort involved in testing the valuations. Our audit procedures related to the valuation of the Company’s level 3 loans held for sale and loans held for investment, which are measured at fair value included the following, among others:

•We obtained an understanding of and evaluated the methods and assumptions management uses to value the loans held for sale and loans held for investment, which are measured at fair value and tested the design and operating effectiveness of relevant controls.

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

Valuation of servicing assets, at fair value
As described in Notes 2, 7 and 10 to the consolidated financial statements, servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at fair value at each reporting date and the Company reports changes in the fair value of servicing assets in earnings in the period in which the changes occur. The Company’s servicing assets, at fair value are measured at fair value using unobservable inputs and assumptions. As such the Company’s servicing assets for the nonbank subsidiaries as of December 31, 2025 is classified as Level 3 within the fair value hierarchy as described in Note 10. Determining the fair value of the Level 3 servicing assets, at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, discount rate, servicing costs, default rate, prepayment rate, and the impact of economic conditions. As of December 31, 2025, total Level 3 servicing assets recorded at fair value had a balance of $15.4 million.

We identified the valuation of servicing assets, at fair value as a critical audit matter because of the judgments necessary for management to select and apply valuation techniques and assumptions, the high degree of auditor judgment involved, and the extensive audit effort involved in testing the valuations. Our audit procedures related to the valuation of the servicing assets included the following, among others:

•We obtained an understanding of and evaluated the methods and assumptions management uses to value the servicing assets, at fair value and tested the design and operating effectiveness of relevant controls.

•We tested the completeness and accuracy of information used in the valuations by agreeing the total principal balance, interest rate, interest type, and maturity date of the loans sold in the schedules to the loan subledger.

•With the assistance of valuation specialists, developed an independent estimate of fair value for servicing assets or tested management’s fair value estimates as of December 31, 2025.

•We reviewed the significant assumptions (e.g. discount rate, prepayment rate, default rate and servicing cost) used by externally engaged and internal valuation specialist for reasonableness.

Allowance for credit losses on loans
As described in Notes 2 and 5 to the consolidated financial statements, the allowance for credit losses on loans is established through a provision for credit losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. The Company’s consolidated allowance for credit losses on loan balances was $45.2 million at December 31, 2025. The allowance for credit losses on loans is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

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

Our audit procedures related to this critical audit matter included the following, among others:

•We obtained an understanding of the relevant controls related to the model and evaluation of the establishment of the economic forecasts and qualitative factor assumptions of the allowance and tested such controls for design and operating effectiveness.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Hartford, Connecticut
March 10, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of NewtekOne, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited NewtekOne, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and our report dated March 10, 2026, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Hartford, Connecticut
March 10, 2026

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	December 31, 2025	December 31, 2024

ASSETS
Cash and due from banks	$4,196	$6,941
Restricted cash (amounts related to VIEs of $6.3 million and $6.3 million, respectively)	26,477	28,226
Interest bearing deposits in banks	279,618	346,207
Total cash and cash equivalents	310,291	381,374
Debt securities available-for-sale, at fair value	16,829	23,916
Loans held for sale, at fair value	971,837	372,286
Loans held for sale, at LCM	26,532	58,803
Loans held for investment, at fair value (amounts related to VIEs of $198.4 million and $257.2 million, respectively)	281,198	369,746
Loans held for investment, at amortized cost, net of deferred fees and costs	896,689	621,651
Allowance for credit losses	(45,226)	(30,233)
Loans held for investment, at amortized cost, net	851,463	591,418
Federal Home Loan Bank and Federal Reserve Bank stock	4,234	3,585
Settlement receivable	438	52,465
Residuals in securitizations, at fair value	76,701	—
Joint ventures and other investments, at fair value (cost of $36,692 and $44,039), respectively	47,719	57,678
Goodwill and intangibles	14,597	14,752
Right of use assets	2,790	5,688
Servicing assets, at fair value	15,358	22,062
Servicing assets, at LCM	29,564	24,195
Other assets	95,268	60,636
Assets held for sale	—	21,308
Total assets	$2,744,819	$2,059,912

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	December 31, 2025	December 31, 2024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$53,873	$11,142
Interest-bearing	1,364,535	961,910
Total deposits	1,418,408	973,052
Borrowings (including borrowings of VIEs of $127.1 million and $186.6 million, respectively)	819,888	708,041
Dividends payable	—	5,233
Lease liabilities	2,874	6,498
Deferred tax liabilities, net	10,728	2,244
Due to participants	52,389	21,532
Accounts payable, accrued expenses and other liabilities	42,962	40,806
Liabilities directly associated with assets held for sale	—	6,224
Total liabilities	2,347,249	1,763,630

Commitment and contingencies (Note 14)
Shareholders' Equity:
Series A Preferred stock (par value $0.02 per share; 0 and 20 authorized, 0 and 20 issued and outstanding, respectively)	—	19,738
Series B Preferred stock (par value $0.02 per share; 54 and 0 authorized, 50 and 0 issued and outstanding, respectively)	48,181	—
Common stock (par value $0.02 per share; 199,980 authorized, 28,658 and 26,291 issued and outstanding, respectively)	573	526
Retained earnings	94,990	57,773
Additional paid-in capital	253,830	218,266
Accumulated other comprehensive loss, net of income taxes	(4)	(21)
Total shareholders' equity	397,570	296,282
Total liabilities and shareholders' equity	$2,744,819	$2,059,912

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except for Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Interest income
Debt securities available-for-sale	$924	$1,482	$1,518
Loans and fees on loans	146,274	110,892	84,001
Other interest earning assets	11,217	9,044	8,854
Total interest income	158,415	121,418	94,373
Interest expense
Deposits	41,894	28,690	15,849
Notes and securitizations	42,846	45,454	40,217
Bank and FHLB borrowings	13,790	6,969	11,673
Total interest expense	98,530	81,113	67,739
Net interest income	59,885	40,305	26,634
Provision for credit losses	38,729	26,216	11,704
Net interest income after provision for credit losses	21,156	14,089	14,930
Noninterest income
Dividend income	3,211	1,519	1,757
Net loss on loan servicing assets	(16,692)	(12,665)	(4,282)
Servicing income	22,850	20,087	18,289
Net gains on sales of loans	47,555	97,183	51,467
Net gain on residuals in securitizations	30,015	—	—
Net gain on loans under the fair value option	61,157	5,200	18,008
Technology and IT support income	—	19,643	24,916
Electronic payment processing income	43,849	46,049	42,855
Other noninterest income	32,969	40,296	23,762
Total noninterest income	224,914	217,312	176,772
Noninterest expense
Salaries and employee benefits expense	84,770	77,931	65,708
Technology services expense	—	12,261	14,272
Electronic payment processing expense	17,809	19,878	18,327
Professional services expense	15,461	15,813	13,077
Other loan origination and maintenance expense	18,565	13,770	9,433
Depreciation and amortization	668	1,784	2,884
Loss on extinguishment of debt	179	—	271
Other general and administrative costs	28,641	21,272	22,357
Total noninterest expense	166,093	162,709	146,329
Net income before taxes	79,977	68,692	45,373
Income tax expense	19,465	17,839	(1,956)
Net income	60,512	50,853	47,329
Dividends to preferred shareholders	(2,335)	(1,600)	(1,454)
Net income available to common shareholders	$58,177	$49,253	$45,875
Earnings per Common Share:
Basic	$2.21	$1.97	$1.89
Diluted	$2.18	$1.96	$1.88

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$60,512	$50,853	$47,329
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	11	183	(201)
Other comprehensive income (loss) before tax	11	183	(201)
Income tax expense (benefit)	6	(56)	53
Other comprehensive income (loss) net of tax	17	127	(148)
Comprehensive income	$60,529	$50,980	$47,181

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20	$19,738	—	—	26,291	$526	$57,773	$218,266	$(21)	$296,282
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	4,052	—	4,052
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	—	—	27	1	(472)	472	—	1
Purchase of vested stock for employee payroll tax withholding	—	—	—	—	(188)	(2)	—	(2,169)	—	(2,171)
Restricted stock awards, net of forfeitures	—	—	—	—	(37)	(2)	—	—	—	(2)
Retirement of common shares	—	—	—	—	(141)	(4)	—	(1,484)	—	(1,488)
ESPP issuances	—	—	—	—	27	—	—	313	—	313
Issuance of common stock, net of offering costs	—	—	—	—	425	9	—	5,081	—	5,090
Issuance of preferred stock, net of issuance costs	—	—	50	48,181	(54)	(1)	—	1	—	48,181
Securities purchase and exchange agreement	(20)	(19,738)	—	—	2,308	46	—	29,447	—	9,755
Amortization of offering costs related to ATM Program	—	—	—	—	—	—	—	(149)	—	(149)
Dividends declared common shares ($0.76/share)	—	—	—	—	—	—	(20,488)	—	—	(20,488)
Dividends declared preferred shares ($70.69/share)	—	—	—	—	—	—	(2,335)	—	—	(2,335)
Net income	—	—	—	—	—	—	60,512	—	—	60,512
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	17	17
Balance at December 31, 2025	—	$—	50	$48,181	28,658	$573	$94,990	$253,830	$(4)	$397,570

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	20	$19,738	24,680	$492	$28,051	$200,913	$(148)	$249,046
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	4,040	—	4,040
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	33	—	(420)	420	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(25)	—	—	(299)	—	(299)
Restricted stock awards, net of forfeitures	—	—	513	12	—	—	—	12
Retirement of common shares	—	—	(30)	(1)	—	(401)	—	(402)
ESPP issuances	—	—	20	—	—	227	—	227
Issuance of common stock, net of offering costs	—	—	1,100	23	—	13,366	—	13,389
Dividends declared common shares ($0.76/share)	—	—	—	—	(19,111)	—	—	(19,111)
Dividends declared preferred shares ($80.00/share)	—	—	—	—	(1,600)	—	—	(1,600)
Net income	—	—	—	—	50,853	—	—	50,853
Other comprehensive income, net of tax	—	—	—	—	—	—	127	127
Balance at December 31, 2024	20	$19,738	26,291	$526	$57,773	$218,266	$(21)	$296,282

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Accumulated undistributed earnings	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	24,609	$492	$—	$354,243	$—	$20,623	$375,358
Conversion from BDC to Bank Holding Company Adjustments:
Change in presentation	—	—	—	—	—	20,623	—	(20,623)	—
Removal of fair value adjustments	—	—	—	—	—	(138,043)	—		(138,043)
Consolidation of controlled investments	—	245	—	—	(143)	(57,961)	—		(57,859)
Reassessment of deferred tax assets and liabilities	—	—	—	—	—	19,266	—		19,266
Dividend reinvestment plan shares issued	—	—	16	—	—	216	—	—	216
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	2,828	—	—	2,828
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	16	—	(218)	218	—	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(17)	(1)	—	(533)	—	—	(534)
Restricted stock awards, net of forfeitures	—		52	1	—	—	—	—	1
ESPP issuances	—	—	4	—	—	56	—	—	56
Issuance of preferred stock	20	20,000	—	—	—	—	—	—	20,000
Preferred stock issuance costs	—	(507)	—	—	—	—	—	—	(507)
Dividends declared common shares ($0.72/share)	—	—	—	—	(17,463)	—	—	—	(17,463)
Dividends declared preferred shares ($72.69/share)	—	—	—	—	(1,454)	—	—	—	(1,454)
Net income (loss)	—	—	—	—	47,329	—	—	—	47,329
Other comprehensive loss, net of tax	—	—	—	—	—	—	(148)	—	(148)
Balance at December 31, 2023	20	$19,738	24,680	$492	$28,051	$200,913	$(148)	$—	$249,046

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$60,512	$50,853	$47,329
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized depreciation (appreciation) on joint ventures and other investments	4,405	(10,712)	(3,219)
Net gain on loans accounted for under the fair value option	(61,157)	(5,200)	(18,008)
Net gain on residuals in securitizations	(30,015)	—	—
Net loss on loan servicing assets	16,692	12,665	4,282
Net unrealized (appreciation) depreciation on warrants and derivative transactions	(74)	(1,344)	699
Unrealized loss on assets classified as held for sale	—	616	—
Net gain on sales of loans	(47,555)	(97,183)	(51,467)
Net accretion of premium/discount on debt securities available-for-sale and loans	(1,319)	(836)	(675)
Loss on extinguishment of debt, deferred financing costs expensed	158	—	271
Amortization of deferred financing costs and deferred loan fees and costs	4,396	4,564	4,052
Provision for credit losses	38,729	26,216	11,704
Lower of cost or market adjustment on loans held for sale	(12)	(73)	—
Bad debt expense, net of recoveries	283	1,059	3,637
Stock compensation expense	4,097	4,062	2,828
Deferred income tax expense (benefit)	8,482	10,403	(4,800)
Depreciation and amortization	668	1,784	2,884
Proceeds from sale of loans held for sale	404,547	817,869	695,461
Sale of loans held for sale from affiliate	—	140,009	(5,279)
Funding of loans held for sale	(1,062,896)	(1,125,131)	(783,035)
Principal received on loans held for sale	23,128	18,898	12,235
Principal received from non-control investments	—	(230)	—
Other, net	(1,249)	—	—
Changes in operating assets and liabilities:
Settlement receivable	52,027	9,765	(62,230)
Dividends receivable	—	—	493
Other assets	(21,104)	(13,660)	7,432
Assets classified as held for sale	—	(1,497)	—
Liabilities directly associated with assets classified as held for sale	—	(174)	—
Dividends payable	—	441	4,776
Due to participants	30,857	(2,264)	(11,832)
Accounts payable, accrued expenses and other liabilities	(2,841)	6,086	(26,757)
Net cash used in operating activities	(579,241)	(153,014)	(169,219)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flows from investing activities:
Principal received on loans held for investment, at fair value	71,830	71,576	39,601
Repurchases of loans held for investment, at fair value	(4,669)	(4,759)	(10,252)
Net increase in loans held for investment, at cost	(313,270)	(278,539)	(169,003)
Proceeds from sale of Newtek Technology Solutions, Inc.	4,000	—	—
Asset purchase of controlling interest in NCL JV, net of cash acquired	(10,120)	—	—
Contributions to joint ventures and other investments	(85)	(25,680)	(14,550)
Return of capital from joint ventures and other investments	14	20,301	564
Purchase of fixed assets	(106)	(439)	(458)
Sales of Federal Home Loan Bank and Federal Reserve Bank stock	361	1,071	1,330
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(1,010)	(1,021)	(3,442)
Purchases of available-for-sale securities	(19,937)	(33,021)	(28,668)
Maturities of available-for-sale securities	27,700	41,460	1,501
Acquisitions, net of cash acquired	—	—	11,142
Net cash used in investing activities	(245,292)	(209,051)	(172,235)

Cash flows from financing activities:
Borrowing on bank notes payable	531,200	277,240	249,017
Repayment on bank notes payable	(353,803)	(205,627)	(327,680)
Net increase in deposits	444,352	508,577	324,705
Repayment of Federal Home Loan Bank advances	(8,026)	(7,959)	(4,895)
Proceeds from common shares sold, net of offering costs	5,091	13,818	—
Proceeds from preferred stock, net of offering costs	48,181	—	19,493
Securities purchase and exchange agreement	10,000	—	—
Repurchase of common shares under share repurchase plan	(1,491)	—	—
Proceeds from 2025 8.125% Notes	—	—	50,000
Proceeds from 2028 8.00% Notes	—	—	40,000
Redemption of 2024 Notes	—	(38,250)	—
Maturity of 2025 5.00% Notes	(30,000)	—	—
Proceeds from 2029 8.50% Notes	—	71,875	—
Proceeds from 2029 8.625% Notes	—	75,000	—
Proceeds from 2030 Notes	32,000	—	—
Purchase of 2029 8.50% Notes	(67)	—	—
Payments on Notes Payable - Securitization Trusts	(60,404)	(106,992)	(90,780)
Proceeds related to residuals in securitizations	169,420	—	—
Issuance of Notes Payable - Securitization Trusts	—	—	103,860
Dividends paid, net of dividend reinvestment plan	(28,044)	(20,252)	(14,147)
Payments of deferred financing costs	(3,056)	(6,039)	(4,650)
Proceeds from common stock issued under ESPP, net of discount	268	207	51
Purchase of vested stock for employee payroll tax withholding	(2,171)	(299)	—
Retirement of common shares	—	(402)	—
Net cash provided by financing activities	753,450	560,897	344,974
Net (decrease) increase in cash and restricted cash	(71,083)	198,832	3,520
Cash and restricted cash—beginning of period (NOTE 2)	381,374	184,006	125,606

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2025	2024	2023
Consolidation/(deconsolidation) of cash and restricted cash from controlled investments related to business combinations and dispositions, net of cash paid	—	(1,464)	54,880
Cash and restricted cash—end of period (NOTE 2)	$310,291	$381,374	$184,006

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$11,423	$4,569	$2,978
Dividends declared but not paid during the period	$—	$5,237	$4,363
IPM stock acquired	$8,200	$—	$—
IPM earn-out	$2,268	$—	$—
Loans and accrued interest acquired through asset acquisition	$26,213	$—	$—
Securities purchase and exchange agreement conversion	$19,738	$—	$—
Issuance of common shares under dividend reinvestment plan	$—	$—	$219

Supplemental disclosure of cash flow information:
Interest paid	$97,479	$79,192	$66,471
Income taxes paid	$12,502	$7,429	$6,884

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

Pursuant to the NTS Sale Agreement, Paltalk agreed, at the closing of the NTS Sale, to (i) pay to the Company $4.0 million in cash, subject to certain purchase price adjustments (the “Cash Consideration”) and (ii) issue to the Company 4.0 million shares of a newly created series of Paltalk non-voting preferred stock, the Series A Non-Voting Common Equivalent Stock (the “Preferred Stock”) (the “Stock Consideration,” and together with the Cash Consideration, the “Closing Consideration”). Upon the occurrence of certain specified transfers of the Preferred Stock, each transferred share of Preferred Stock will automatically convert into one share of common stock of Paltalk, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out amount of up to $5.0 million, payable in cash or Preferred Stock (or a combination thereof, determined in Paltalk’s discretion), based on the achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The issuance of Preferred Stock to the Company as Stock Consideration or as consideration for the earn-out, if any, will be subject to the limitation that any such issuance of Preferred Stock may not result in the Company’s equity interest in Paltalk exceeding one third of Paltalk’s “total equity,” determined in accordance with the Bank Holding Company Act of 1956, as amended, and to the extent necessary a corresponding increase in the Cash Consideration or cash paid in respect of the earn-out will be made. Following the closing of the NTS Sale, the Company is entitled to one representative on the Paltalk board of directors. At the closing of the NTS Sale, based on the number of shares of Paltalk common stock outstanding as of November 8, 2024, the Company’s equity interest in Paltalk represented, on an as-converted and fully-diluted basis, approximately 30.2% of Paltalk’s total equity.

Reclassifications

Certain prior period amounts, which are normal and reoccurring in nature, to the extent comparable, have been reclassified to conform to the current period presentation.

The previous net presentation of cash flows from investing and financing activities within the consolidated statements of cash flows has been revised to reflect a gross presentation of repayments and borrowings, principal received on and repurchases of loans held for investment, purchases and redemptions of Federal Home Loan Bank stock and Federal Reserve Bank stock, contributions and return of capital on joint venture investments, as well as purchases, sales and maturities of available-for-sale securities for all comparative periods. In addition, the supplemental disclosure of cash flow information for interest paid was restated for December 31, 2023 as previously disclosed and described in the 2023 Annual Report on Form 10-K.

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

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of December 31, 2025, cash deposits in excess of insured amounts totaled $32.5 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of December 31, 2025.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of agreements with the SBA, cash reserves associated with consolidated securitization transactions, and cash margin as collateral for derivative instruments.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cash and due from banks	$4,196	$6,941
Restricted cash	26,477	28,226
Interest bearing deposits in banks	279,618	346,207
Cash and restricted cash	$310,291	$381,374

	December 31, 2025	December 31, 2024
Cash held at Federal Reserve Bank[1]	$277,828	$345,680
Cash held at other financial institutions	32,463	35,694
Total cash and cash equivalents	$310,291	$381,374
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

At fair value: The Company originates ALP loans (formerly referred to as our nonconforming conventional loans), which are either HFS or HFI, via its nonbank subsidiary and joint ventures. ALP loans are carried at FV. The Company also originated SBA 504 loans HFS prior to the Acquisition through its nonbank subsidiaries. SBA 504 loans HFS held at NALH and at Newtek Bank are accounted for under the FV option. ALP loans are held at NALH and TSO JV and are also accounted for under the FV option. Additionally, the existing government guaranteed portion of SBA 7(a) loans held at Newtek Bank are also HFS at FV. Refer to the “Fair Value and the Fair Value Option” section below for further information on loans HFS carried at FV under the FV option.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the year ended December 31, 2025, other than disclosed below. As of April 1, 2025, the Company is using broker quotes to calculate the $4.9 million fair value of its unguaranteed portions of its SBA 7(a) loans moving them from Level 3 to Level 2. As of October 1, 2025, the Company is using the sales offering agreement to calculate the $1.5 million fair value of its investment in Biller Genie, moving it from Level 3 to Level 2. The sale of Biller Genie was completed in January 2026 at the anticipated pricing that was used in the December 31, 2025 valuation model. There were no transfers to or from Level 3 of the fair value hierarchy for assets and liabilities during the year ended December 31, 2024.

Level 1 investments were valued using quoted market prices. Level 2 investments were valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities.

As of December 31, 2025, the Company has one joint venture investment, TSO JV. On September 30, 2025, NALH dissolved NCL JV, which was in existence as of December 31, 2024. The Company uses a discounted cash flow methodology and adjusts the NAV of the entity by a fair value adjustment for the fixed rate debt liability.

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

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded. In addition recent changes in inflation and base interest rates, supply chain disruptions, significant market volatility, risk of recession, recent economic and market events, unrelated bank failures and declines in depositor confidence in depository institutions, the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, United Kingdom, the European Union and China could further negatively impact the fair value of the Company’s investments after December 31, 2025, in addition to other circumstances and events that are not yet known.

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

The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis, which generally includes larger non-accruing loans.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025 and 2024, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at year-end but have not yet settled. The guaranteed portion of SBA 7(a) loan principal balances that have been sold but not yet settled as of December 31, 2025 and 2024 was $0.4 million and $47.4 million, respectively. The settlement receivable also includes $41.0 thousand and $5.0 million of premiums, which have been recognized in Net Gains on Sales of Loans as of December 31, 2025 and 2024, respectively.

Assets Held for Sale and Liabilities Directly Associated with Assets Held for Sale

The Company classifies assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the disposal group is probable within one year, (v) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the disposal group.

Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. Refer to NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE for a discussion of assets and liabilities associated with assets held for sale at December 31, 2024. There were no assets and liabilities associated with assets held for sale at December 31, 2025.

Goodwill and Intangible Assets

Goodwill is an indefinite lived asset, which is not amortized and is instead subject to impairment testing, at least annually. Intangible assets, which are core deposits intangibles, have finite lives are amortized over an estimated useful life of 120 months. (See NOTE 8—GOODWILL AND INTANGIBLE ASSETS.)

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

Leases - Right of use assets and lease liabilities

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to fourteen years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Residuals in Securitizations, at Fair Value

The residuals in securitizations, at fair value arise from the NALP Business Loan Trust 2025-1 ALP securitization that the Company closed on April 23, 2025. Residuals in securitizations were $76.7 million as of December 31, 2025. The Securitization Trust meets the definition of a VIE. The Company holds a variable interest in the VIE, however, the Company is not considered the primary beneficiary of the VIE, because the power over the activities that have the most significant impact on the economic performance of the Securitization Trust is held by the Class C Noteholder, and therefore, the Company is not required to consolidate the Securitization Trust. The Company’s beneficial interest in the Securitization Trust is evidenced by sole ownership of the Ownership Certificate and its beneficial interest in the credit risk of the securitized ALP Loans. As the Sponsor is a wholly owned subsidiary of the Company, the Company effectively owns 100% of the equity interest in the Trust. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.
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

Due to Participants
Due to participants represents amounts due to third party investors in the SBA guaranteed portion of SBA 7(a) loans. When the Company receives principal payments, after the loan has been either partially or fully sold to the participant, the remittances received by the Company are either owed in part or in full to the participant and amounts are recorded as a liability on the consolidated statements of financial condition.

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

Non-Interest Income
Dividend income
Dividend income is recognized on an accrual basis for equity securities to the extent that such amounts are expected to be collected or realized. In determining the amount of dividend income to recognize, if any, from cash distributions on equity securities, we assess many factors, including the joint ventures’ and other equity investments’ cumulative undistributed income and operating cash flow. Cash distributions from equity securities received in excess of such undistributed amounts are recorded first as a reduction of our investment and then as a realized gain on investment.

Servicing income

The Company earns servicing income related to the guaranteed portions of SBA 7(a) and ALP loans sold into the secondary market. These recurring servicing fees are earned and recorded daily. Servicing income is earned for the full term of the loan or until the loan is repaid.

Technology and IT support income

Our former technology segment (NTS) sold a range of services and goods, including managed IT services, product and procurement services, professional services, webhosting, secure private cloud hosting, and backup and disaster recovery. Additionally, it sold hardware and software products on both a stand-alone basis without any services and as solutions bundled with services. When it provided a combination of hardware and software products with the provision of services, it separately identified its performance obligations under its contract with the customer as the distinct goods (hardware and/or software products) or services that will be provided. The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each distinct performance obligation in proportion to its stand-alone selling price. The stand-alone selling price is the price at which it would sell a promised good or service separately to a customer. It estimated the price based on observable inputs, including direct labor hours and allocatable costs, or uses observable stand-alone prices when they are available. Our technology segment’s professional services include the design and implementation of a wide range of IT products and services. Such services are typically provided by us or third-party sub-contractor vendors on a stand-alone basis.

Revenue is measured based on the consideration specified in a contract with a customer. Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud service and recognized over time. Certain cloud services depend on a significant level of integration, interdependency, and interrelation between the desktop applications and cloud services, and are accounted for together as one performance obligation. Revenue from such cloud services is recognized ratably over the period in which the cloud services are provided. Revenue is otherwise recognized when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a customer. Revenue from sale of services is recognized as the underlying services are performed, typically based on time and materials basis based upon hours incurred for the performance completed to date for which we have the right to consideration. Revenue on sales of goods are recognized at a point in time when customer takes control of goods, which typically occurs when title and risk of loss have passed to the customer. Revenue is recognized on a gross basis for each of its services and product offerings principally because it is primarily responsible for fulfilling the promise to provide specified goods or service and it has discretion in establishing the price of specified good or service.
The right to consideration in exchange for deliverables is classified as either a receivable or a contract asset (unbilled receivable). A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, a receivable is recognized for revenue related to transaction or volume-based contracts when earned regardless of whether amounts have been billed. Such receivables are presented in accounts receivable, net in our consolidated balance sheets. An allowance for credit losses is maintained to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, judgment, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in current and other assets in our consolidated balance sheets and primarily relate to unbilled amounts on fixed-price contracts utilizing the output method of revenue recognition. Contract assets and liabilities are reported at the end of each reporting period. The difference between the opening and closing balances of our contract assets and deferred revenue primarily results from the timing difference between performance obligations and the customer’s payment. Payments are received from customers based on the terms established in the contracts, which may vary generally by contract type.

On January 2, 2025, the Company completed the NTS Sale to Paltalk. Refer to NOTE 4—INVESTMENTS: Intelligent Protection Management Corp.

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

ASU 2014-09, "Revenues from Contracts with Customers (“Topic 606”)" (“ASC 606”) requires that the Company determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the years ended December 31, 2025 and 2024, substantially all of the Company’s revenues were recognized at a point in time.

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

Realized gains or losses on joint ventures: Realized gains or losses on joint ventures are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in the fair value of joint venture investments as a component of the net change in unrealized appreciation (depreciation) on joint ventures in the consolidated statements of income.

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

The Company’s U.S. federal and state income tax returns prior to fiscal year 2022 are generally closed, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Interest and penalties assessed by tax jurisdictions for income tax matters are presented as income tax expense on the consolidated statements of income.

Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management has determined that the Company has four reportable operating segments: Banking, NALH, NSBF, and Payments as discussed more fully in NOTE 22—SEGMENTS. In determining the appropriateness of a segment definition, the Company considers the criteria of FASB ASC 280, Segment Reporting.

Business Combinations

Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recognized as goodwill. Items such as acquired income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. Business combinations are included in the consolidated financial statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Company operations. Acquisition-related costs are expensed in the period incurred and presented within the applicable non-interest expense category. There were no acquisitions during 2024 or 2025.

Recently Adopted Accounting Pronouncements

Business Combinations—Joint Venture Formations (ASU 2023-05): In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60). The amendments in this Update address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and (2) reduce diversity in practice. The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The Company adopted this guidance as of January 1, 2025 and the adoption of this standard did not have a material impact on its consolidated financial statements.

Improvements to Income Tax Disclosures (ASU 2023-09): In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities are required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. The amendments must be applied using either a prospective or retrospective approach. The Company adopted this guidance as of January 1, 2025 using a retrospective approach, which resulted in enhanced income tax disclosures within the consolidated financial statements beginning with this Annual Report on Form 10-K.

Compensation—Stock Compensation (ASU 2024-01): In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted ASU 2024-01 on January 1, 2025 and the adoption of this standard did not have a material impact on its consolidated financial statements.

Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 (ASU 2025-02): In March 2025, the FASB issued ASU 2025-02. The purpose of this guidance is to amend the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and did not have an impact on its consolidated financial statements.

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

Financial Instruments—Credit Losses (Topic 326): Purchased Loans. In November 2025, the FASB issued ASU 2025-08 which amended guidance related to the accounting for purchased loans. Under this new guidance, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. This new guidance is effective for annual and interim periods beginning after December 15, 2026 with early adoption permitted. This guidance will be applied using a prospective transition approach. The Company is in the process of analyzing the impact of the ASU on its consolidated financial statements and related disclosures.

Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. In November 2025, the FASB issues ASU 2025-09, which includes amendments to more closely align hedge accounting with the economics of an entities risk management activities. This new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and should be applied prospectively. The Company is currently evaluating the ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.

Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. In December 2025, the FASB issued ASU 2025-10, to provide guidance on how business entities should recognize, measure, and present government grants received. This new guidance is effective for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. The Company is in the process of analyzing the impact of the ASU on its consolidated financial statements and related disclosures.

Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11, relating to interim disclosure requirements. The amendments in this update clarify certain interim disclosure requirements and provide a comprehensive list of required interim disclosures. The ASU also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. The ASU is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company is in the process of analyzing the impact of the ASU on its consolidated financial statements and related disclosures.

Codification Improvements. In December 2025, the FASB issued ASU 2025-12, to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The updates represents changes to the Codification that (1) clarity, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2027 and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES:
SBA 7(a) Loan Securitizations
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
From 2010 through June 2023, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans where management determined the Company was the primary beneficiary and thus consolidated the Trusts. Three (3) of these securitizations remain consolidated as of December 31, 2025. Risks associated with the Company’s involvement with the consolidated Trusts includes potential losses of residual interests in the Trusts.

The following table presents the total assets and total liabilities associated with the Company’s variable interests in consolidated Trusts, as classified in the consolidated statements of financial condition:

	December 31, 2025	December 31, 2024
Restricted cash	$6,303	$6,303
Loans held for investment, at fair value	198,434	257,179
Total assets	$204,737	$263,482

Borrowings	$127,050	$186,635
Total liabilities	$127,050	$186,635
ALP Loan Securitizations
Assets owned by securitization Trusts, which are VIEs, are not included in the Company’s consolidated financial statements when the Company has concluded that it is not the primary beneficiary of the Trust and the transfer of the financial assets meet the sale criteria of ASC 860. As the beneficial interests in these securitizations meet the definition of a debt security, pertain to securitized financial assets and based on other criteria met, it falls under the scope of ASC 325-40. This guidance also permits an entity to elect to account for the beneficial interests under the fair value option. The Company has made the irrevocable decision to measure the beneficial interests using the fair value option under ASC 825 with changes in fair value recognized in earnings each reporting period.
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
The Company’s investments in the unconsolidated 2025-1 Trust is accounted for using the fair value option under ASC 825, with changes in fair value recognized in earnings each reporting period, and is classified in Residuals in securitizations, at fair value in the Company’s consolidated statements of financial condition, and consisted of the following:

	December 31, 2025
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$76,701	$—	$76,701	$202,015

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	December 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Residuals in securitizations, at fair value (NOTE 3)	$32,481	$76,701	$—	$—
Joint ventures and other investments, at fair value	36,692	47,719	44,039	57,678
Debt securities available-for-sale, at fair value	16,836	16,829	23,934	23,916
Federal Home Loan Bank and Federal Reserve Bank stock	4,234	4,234	3,585	3,585
Total investments	$90,243	$145,483	$71,558	$85,179

The Company’s Investments in Joint Ventures (JV) and Other Investments

NCL JV: On May 20, 2019, the Company and its joint venture partner launched NCL JV to provide ALP loans (formerly referred to as non-conforming conventional commercial and industrial term loans) to U.S. middle-market companies and small businesses. NCL JV is a 50/50 joint venture between NCL, a wholly-owned subsidiary of the Company, and Conventional Lending TCP Holding, LLC (“TCP”), a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). NCL JV ceased funding new ALP loans during 2020. On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. The proceeds of the securitization were used, in part, to repay NCL JV’s credit facility and return capital to the NCL JV partners. On August 25, 2025, the Class A Noteholders were re-paid in full, the assets owned by the NCL Business Loan Trust 2022-1 were distributed to NCL JV and the NCL Business Loan Trust 2022-1 was subsequently terminated. On August 27, 2025, NALH entered into an interest purchase agreement with TCP to acquire TCP’s 50% ownership interest in NCL JV for $15.75 million, resulting in NALH owning 100% of NCL JV. Since the assets acquired did not meet the definition of a business under ASC 805-10-55, the transaction was accounted for as an asset acquisition under ASC 805-50. On September 30, 2025, NALH dissolved NCL JV.

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

Investments related to our joint ventures and other investments for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
Company	Year End Fair Value	Net Gains/(Losses)	Year End Fair Value	Net Gains/(Losses)
Joint Ventures
NCL JV	$—	$(2,792)	$18,800	$(600)
TSO JV	37,250	(850)	38,100	11,184
Total Joint Ventures	$37,250	$(3,642)	$56,900	$10,584
Other Investments
EMCAP Loan Holdings, LLC	$306	$—	$320	$68
Biller Genie Software, LLC	1,983	1,525	458	60
Intelligent Protection Management Corp.
IPM Earnout[1]	1,300	(968)	—	—
IPM Stock[2]	6,880	(1,320)	$—	—
Total Other Investments	$10,469	$(763)	$778	$128
Total	$47,719	$(4,405)	$57,678	$10,712
1    Fair value of the Earn-out of $2.268 million as of January 2, 2025, valued in accordance with ASC 805 and ASC 820.
2    Four million shares of IPM Preferred Stock initially valued at $2.05 per share, which was the closing price of IPM’s common shares on January 2, 2025, with net gains/(losses) calculated based on a closing price of $1.72 on December 31, 2025.

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of debt securities available-for-sale by major type as of December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$16,836	$—	$7	$16,829	$23,934	$11	$29	$23,916

As of December 31, 2025 and December 31, 2024, there was no accrued interest receivable and $30.4 thousand of accrued interest receivable on available-for-sale securities, respectively, included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the years ended December 31, 2025, 2024 and 2023, securities sold or settled were as follows:

	Year Ended December 31,
	2025		2024		2023
	# of Securities	$	# of Securities	$	# of Securities	$
Securities sold or settled	eight settled	$27,700	five settled	$42,500	none	$—

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of debt securities available-for-sale by length of time each major security type has been in a continuous unrealized loss position:

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$16,829	$7	$—	$—	3	$16,829	$7

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$12,061	$29	$—	$—	2	$12,061	$29

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale by contractual maturity:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$16,836	$16,829	$15,833	$15,838
After 1 year through 5 years	—	—	8,101	8,078
Total	$16,836	$16,829	$23,934	$23,916

Other information

The following table summarizes Newtek Bank’s debt securities available-for-sale pledged for deposits, borrowings, and other purposes:

	December 31, 2025	December 31, 2024
Pledged for deposits	$—	$—
Pledged for borrowings and other:
FRB borrowings	7,383	2,980
FHLB borrowings	9,446	20,937
Total pledged	$16,829	$23,917

NOTE 5—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value, includes SBA 7(a) loans originated by NSBF. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans by NSBF where the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by collateral type for loans HFI, at fair value:

	Loans HFI, at Fair Value
	December 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
CRE	$131,015	$138,110	$162,894	$175,353
Residential Real Estate	52,229	50,539	69,667	67,474
Machinery and Equipment¹	46,552	43,266	60,460	56,454
Accounts Receivable and Inventory	43,944	38,670	59,449	54,267
Unsecured	4,295	4,259	5,643	5,644
Other²	8,619	6,354	13,033	10,554
Total	$286,654	$281,198	$371,146	$369,746
1    Machinery and Equipment includes one loan at NewtekOne at $4.7 million Cost and $4.7 million Fair value as of December 31, 2025, and $4.7 million Cost and $4.6 million Fair Value as of December 31, 2024.
2    Other includes one loan at NewtekOne at $1.0 million Cost and $0.2 million Fair Value as of December 31, 2025, and one loan at $2.0 million Cost and $1.1 million Fair Value as of December 31, 2024.

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

	Loans HFI, at Amortized Cost
	December 31, 2025	December 31, 2024
SBA	$539,746	$380,981
CRE	274,194	191,831
C&I	80,380	47,558
Total Loans	894,320	620,370
Deferred fees and costs, net	2,369	1,281
Loans held for investment, at amortized cost, net of deferred fees and costs	$896,689	$621,651
Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$10,843	$5,903	$2,732	$72,543	$92,021	$189,177	$281,198

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$23,158	$18,400	$9,268	$67,304	$118,130	$251,616	$369,746

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$9,740	$5,628	$—	$74,008	$89,376	$450,370	$539,746
CRE	—	—	—	2,976	2,976	271,218	274,194
C&I	5,089	98	—	1,830	7,017	73,363	80,380
Total, at amortized cost	$14,829	$5,726	$—	$78,814	$99,369	$794,951	$894,320
Deferred fees and costs							2,369
Total, at amortized cost net of deferred fees and costs							$896,689
Allowance for credit losses							(45,226)
Total, at amortized cost, net							$851,463

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$11,264	$9,046	$—	$21,706	$42,016	$338,965	$380,981
CRE	—	—	—	2,635	2,635	189,196	191,831
C&I	275	—	—	—	275	47,283	47,558
Total, at amortized cost	$11,539	$9,046	$—	$24,341	$44,926	$575,444	$620,370
Deferred fees and costs							1,281
Total, at amortized cost net of deferred fees and costs							$621,651
Allowance for credit losses							(30,233)
Total, at amortized cost, net							$591,418

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

The following tables present asset quality indicators by portfolio class and origination year at December 31, 2025 and December 31, 2024:

December 31, 2025	Term Loans HFI by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$—	$17,823	$78,437	$27,409	$82,954	$206,623
Risk Grades 5-6	—	—	3,861	19,677	7,498	43,431	74,467
Risk Grade 7	—	—	33	50	—	—	83
Risk Grade 8	—	—	—	25	—	—	25
Total	$—	$—	$21,717	$98,189	$34,907	$126,385	$281,198
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$189,147	$168,558	$74,500	$—	$—	$—	$432,205
Risk Grades 5-6	3,454	39,769	35,032	—	—	—	78,255
Risk Grade 7	332	11,069	10,205	—	—	—	21,606
Risk Grade 8	46	2,371	5,263	—	—	—	7,680
Total	$192,979	$221,767	$125,000	$—	$—	$—	$539,746
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$100,724	$52,167	$25,429	$30,508	$15,753	$42,090	$266,671
Risk Grades 5-6	1,800	885	—	1,742	—	3,096	7,523
Risk Grade 7	—	—	—	—	—	—	—
Total	$102,524	$53,052	$25,429	$32,250	$15,753	$45,186	$274,194
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$58,284	$12,367	$3,315	$—	$—	$—	$73,966
Risk Grades 5-6	711	5,383	36	—	—	—	6,130
Risk Grade 7	—	284	—	—	—	—	284
Total	$58,995	$18,034	$3,351	$—	$—	$—	$80,380
Total	$354,498	$292,853	$175,497	$130,439	$50,660	$171,571	$1,175,518

December 31, 2024	Term Loans HFI by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$24,061	$112,058	$40,641	$20,379	$102,569	$299,708
Risk Grades 5-6	—	3,469	18,592	5,365	3,188	39,225	69,839
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	144	17	22	16	199
Total	$—	$27,530	$130,794	$46,023	$23,589	$141,810	$369,746
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$224,958	$110,735	$—	$—	$—	$—	$335,693
Risk Grades 5-6	7,475	32,753	—	—	—	—	40,228
Risk Grade 7	588	4,132	—	—	—	—	4,720
Risk Grade 8	85	255	—	—	—	—	340
Total	$233,106	$147,875	$—	$—	$—	$—	$380,981
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$51,889	$25,697	$33,235	$15,763	$395	$60,614	$187,593
Risk Grades 5-6	—	—	—	—	883	3,355	4,238
Risk Grade 7	—	—	—	—	—	—	—
Total	$51,889	$25,697	$33,235	$15,763	$1,278	$63,969	$191,831
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$44,251	$1,532	$—	$—	$—	$1,500	$47,283
Risk Grades 5-6	—	275	—	—	—	—	275
Risk Grade 7	—	—	—	—	—	—	—
Total	$44,251	$1,807	$—	$—	$—	$1,500	$47,558
Total	$329,246	$202,909	$164,029	$61,786	$24,867	$207,279	$990,116

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the years ended December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,430	$315	$28,488	$30,233	$1,408	$314	$10,852	$12,574
Charge offs	(299)	(1,775)	(21,735)	(23,809)	(236)	—	(7,836)	(8,072)
Recoveries	—	—	199	199	—	—	—	—
Provision for credit losses[1]	742	4,742	33,119	38,603	258	1	25,472	25,731
Ending balance	$1,873	$3,282	$40,071	$45,226	$1,430	$315	$28,488	$30,233

1     Excludes $126 thousand and $0.5 million of Provision for credit losses relating to unfunded commitments for the year ended December 31, 2025 and December 31, 2024, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The Company identified 445 and 145 loans as of December 31, 2025 and December 31, 2024, respectively, that did not share similar risk characteristics with the loan segments identified in NOTE 2—SIGNIFICANT ACCOUNTING POLICIES and evaluated them for impairment individually.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	December 31, 2025				December 31, 2024
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$1,328	$12,311	$13,639	$—	$—	$7,019	$7,019
Collectively Evaluated	1,873	1,954	27,760	31,587	1,430	315	21,469	23,214
Total	$1,873	$3,282	$40,071	$45,226	$1,430	$315	$28,488	$30,233

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	December 31, 2025				December 31, 2024
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$18,487	$1,827	$74,008	$94,322	$2,635	$—	$21,706	$24,341
Collectively Evaluated	255,707	78,553	465,738	799,998	189,196	47,558	359,275	596,029
Total	$274,194	$80,380	$539,746	$894,320	$191,831	$47,558	$380,981	$620,370

The amortized cost basis of loans on nonaccrual status and the associated ACL are as follows:

	December 31, 2025			December 31, 2024
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$34,058	$39,950	$12,311	$7,264	$14,442	$7,019
CRE	2,979	—	—	2,635	—	—
C&I	419	1,408	1,328	—	—	—
Total	$37,456	$41,358	$13,639	$9,899	$14,442	$7,019

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	December 31, 2025				December 31, 2024
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA	$44,066	$29,942	$74,008	$12,311	$19,586	$2,120	$21,706	$7,019
CRE	18,487	—	18,487	—	2,635	—	2,635	—
C&I	419	1,408	1,827	1,328	—	—	—	—
Total	$62,972	$31,350	$94,322	$13,639	$22,221	$2,120	$24,341	$7,019

Accrued interest on loans totaled $22.4 million and $15.5 million as of December 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty

During the year ended December 31, 2025, the Company executed 3 loan modifications involving borrowers experiencing financial difficulty. No loan modifications to borrowers experiencing financial difficulty were executed during the years ended 2024 and 2023. The following table summarizes the amortized cost basis of loans that were modified:

	Year Ended December 31, 2025
	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	% of Total Class of Financing Receivable
SBA	$458	$—	$—	$—	$—
CRE	—	—	—	—	—
C&I	—	—	—	—	—
Total Modifications	$458	$—	$—	$—	$—

The following table provides the amortized cost basis of loans that had a payment default during the period and were modified in the 12 months before default, consisting of 2 loans for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	% of Total Class of Financing Receivable
SBA	$299	$—	$—	$—	$—
CRE	—	—	—	—	—
C&I	—	—	—	—	—
Total Defaults	$299	$—	$—	$—	$—

As of December 31, 2025, the amortized cost basis of modified loans that remain outstanding was $152 thousand.

Loans held for sale, at fair value

	December 31, 2025	December 31, 2024
SBA 504 First Lien	$201,013	$128,255
SBA 504 Second Lien	31,207	26,678
SBA 7(a)	303,716	4,855
SBA 7(a) Partials[1]	20,753	—
ALP	415,148	212,498
Loans held for sale, at fair value	$971,837	$372,286
1    Reclassified from Loans held for sale, at LCM

The following tables summarize the aging of accrual and non-accrual loans HFS, at fair value by class:

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days[1]
SBA, at fair value	$21,441	$5,018	$8,713	$12,580	$47,752	$508,937	$556,689
ALP, at fair value	9,049	—	—	11,634	20,683	394,465	415,148
Total	$30,490	$5,018	$8,713	$24,214	$68,435	$903,402	$971,837
1    Loans are well collateralized and in the process of collection.

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$29,119	$13,367	$—	$250	$42,736	$117,052	$159,788
ALP, at fair value	—	2,492	—	—	2,492	210,006	212,498
Total	$29,119	$15,859	$—	$250	$45,228	$327,058	$372,286

Loans held for sale, at LCM

	December 31, 2025	December 31, 2024
SBA 504 First Lien	$19,075	$36,783
SBA 504 Second Lien	7,457	8,203
SBA 7(a) Partials[1]	—	13,817
Loans held for sale, at LCM	$26,532	$58,803
1    Reclassified to Loans held for sale, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFS, at LCM by class:

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$—	$—	$2,435	2,435	$24,097	$26,532

	As of December 31, 2024
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$2,164	$1,099	$—	$—	$3,263	$55,540	$58,803

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Due from affiliated companies[1]	100	242
Due to affiliated companies[2]	—	—
Total due to/due from affiliated companies, net	$100	$242
1    Included within Other assets
2     Included within Accounts payable, accrued expenses, and other liabilities

Transactions with joint ventures and other investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and other equity investments.

The following table summarizes the income earned from our joint ventures and other investments for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Servicing income	$1,591	$1,997	$1,240
Dividend income	3,211	1,503	1,641
Total income	$4,802	$3,500	$2,881

There were no expenses related to our joint ventures and other investments for the years ended December 31, 2025, 2024 and 2023.

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
FDIC insured deposits	$4,054	$4,732
Non-FDIC insured deposits	322	1,098
Total deposits from related parties and their affiliated companies	$4,376	$5,830
Other Transactions with Related Parties
The nephew of the Chief Executive Officer of the Company is employed by one of the Company’s consolidated subsidiaries and earned annual compensation in excess of $125 thousand during 2025, 2024 and 2023. The sister of the Chief Admin Officer and Chief Human Resources Officer is employed by one of the Company’s consolidated subsidiaries and earned annual compensation in excess of $125 thousand during 2025, 2024 and 2023.

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
The following table summarizes the unpaid principle balance of loans serviced at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
SBA 7(a)	$1,698,866	$1,996,715
ALP	345,856	169,842
504	48,302	12,475
Total loans serviced	$2,093,024	$2,179,032
The following table summarizes the fair value and valuation assumptions related to servicing assets at December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$15,358				$22,062
Discount factor[1]		11.25%	11.25%	11.25%		12.00%	12.00%	12.00%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		21.00%	21.00%	21.00%		21.00%	21.00%	21.00%
Servicing assets at LCM:	29,564				24,195
Discount factor[1]		11.27%	10.75%	12.00%		12.97%	12.00%	13.50%
Cumulative prepayment rate		33.72%	22.50%	50.00%		34.65%	22.50%	75.00%
Average cumulative default rate		16.95%	5.00%	21.00%		18.90%	5.00%	20.00%
Total	$44,922				$46,257
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 10—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets, at fair value. The following tables show a rollforward of servicing assets, at LCM for the years ended December 31, 2025 and 2024:

Servicing Assets, at LCM	December 31, 2025	December 31, 2024
Balance at beginning of the year	$24,195	$10,389
Amortization[1]	(9,989)	(5,378)
Additions[2]	15,358	19,184
Impairment assessment	—	—
Balance at end of the year	$29,564	$24,195
1    Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2    Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing income earned for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Servicing income	$22,850	$20,087	$18,289

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

In accordance with U.S. GAAP, the Company performs an annual test as of October 1 to identify potential impairment of goodwill, or more frequently if events or circumstances indicate a potential impairment may exist. If the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess up to the amount of the recorded goodwill. The Company performed its annual test based upon market data as of October 1, 2025 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of October 1, 2025. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

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

The following table summarizes the carrying amount of goodwill:

	December 31, 2025	December 31, 2024
Banking	$271	$271
Payments	13,814	13,814
Total goodwill	$14,085	$14,085

Banking: The goodwill in the banking segment was generated from the Acquisition, representing the excess of the purchase price over the fair value of the net assets acquired.

Payments: The goodwill in the payments segment was generated from acquisitions by the legal entities within this segment prior to the consolidation of those entities into NewtekOne following the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At December 31, 2025			At December 31, 2024
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Banking - Core Deposits	$1,040	$528	$512	$1,040	$373	$667

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

Amortization expense for the years ended December 31, 2025, 2024 and 2023 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$170	$539	$1,468

The remaining estimated aggregate future amortization expense for intangible assets as of December 31, 2025 is as follows:

Amortization Expense
2026	$135
2027	114
2028	94
2029	73
2030	52
Thereafter	44
Total	$512

NOTE 9—ASSETS AND LIABILITIES DIRECTLY ASSOCIATED WITH ASSETS HELD FOR SALE:

The net assets of our technology segment, which consisted of NTS, are represented as held-for-sale as of December 31, 2024 as a result of our entry into the NTS Sale Agreement and our divestiture of NTS on January 2, 2025 (consistent with our commitments to the Federal Reserve). Refer to “NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION” - NTS Sale. There were no assets and liabilities directly associated with assets held for sale as of December 31, 2025.

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
1 The associated expense is included in Other general and administrative costs in the consolidated statements of income for the year ended December 31, 2024.

Goodwill

The goodwill in the technology segment was generated from acquisitions by the legal entities within that segment prior to the consolidation of those entities into NewtekOne following the 2023 Acquisition.

Intangibles

The intangible asset for customer lists within the technology segment existed prior to the consolidation of the technology segment into NewtekOne following the Acquisition.

	As of December 31, 2024
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Technology Customer Lists	$6,525	$(3,495)	$3,030

Right of use assets and lease liabilities

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company’s technology segment had entered into operating lease agreements for office space with remaining contractual terms up to 0.7 years, some of which include renewal options. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements did not contain any material residual value guarantees or material restrictive covenants.

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

NOTE 10—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of December 31, 2025 and December 31, 2024:

	Fair Value Measurements at December 31, 2025
	Total	Level 1		Level 2		Level 3
Assets:
Debt securities available-for-sale, at fair value
U.S. Treasury notes	$16,829	$16,829		$—		$—
Loans held for sale, at fair value	971,837	—		324,467		647,370
Loans held for investment, at fair value	281,198	—		—		281,198
Individually evaluated loans[1]	94,322	—		—		94,322
Other real estate owned, at fair value[2]	7,570	—		—		7,570
Other real estate owned, at LCM[1,2]	1,286	—		—		1,286
Residuals in securitizations, at fair value[3]	76,701	—		—		76,701
Servicing assets, at fair value	15,358	—		—		15,358
Servicing assets, at LCM[1]	29,564	—		—		29,564
Joint ventures and other investments, at fair value	47,719	6,880	[5]	1,983	[6]	38,856
Derivative instruments[1,2,3]	737	—		737		—
Total assets measured at fair value	$1,543,121	$23,709		$327,187		$1,192,225
Liabilities:
Equity warrants[3,4]	$81	$—		$—		$81
Total liabilities measured at fair value	$81	$—		$—		$81
1    Non-recurring.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
4    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
5    Includes four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.72 on December 31, 2025
6     Includes the Biller Genie investment valued at the price that settled in January 2026.

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$23,916	$23,916	$—	$—
Loans held for sale, at fair value	372,286	—	—	372,286
Loans held for investment, at fair value	369,746	—	—	369,746
Individually evaluated loans[2]	24,341	—	—	24,341
Other real estate owned, at fair value[1]	3,764	—	—	3,764
Servicing assets, at fair value	22,062	—	—	22,062
Servicing assets, at LCM[1]	24,195	—	—	24,195
Joint ventures and other investments	57,678	—	—	57,678
Derivative instruments[1,3]	715	—	715	—
Total assets measured at fair value	$898,703	$23,916	$715	$874,072
Liabilities:
Equity warrants[3,4]	$133	$—	$—	$133
Total liabilities measured at fair value	$133	$—	$—	$133
1    Included in Other assets on the Consolidated Statements of Financial Condition.
2    Non-recurring.

3    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
4    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

The following tables represents the changes in the investments, servicing assets and liabilities measured at fair value using Level 3 inputs for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Loans HFI, at FV	Loans HFS, at FV		Joint Ventures and Other Investments		Residuals in Securitizations, at FV	Servicing Assets, at FV	Equity Warrants[1]	Other Real Estate Owned[2]
Fair value, December 31, 2024	$369,746	$372,286		$57,678		$—	$22,062	$133	$3,764
Reclasses between loans at FV and LCM	—	7,133		—		—	—	—	—
Sales	483	(270,910)		—		—	—	—	(2,371)
Principal payments received	(71,830)	(12,293)		—		—	—	—	—
Foreclosed real estate acquired	(5,781)	—		—		—	—	—	7,778
SBA loans, funded	—	125,262		—		—	—	—	—
ALP loans, funded	—	363,410		—		—	—	—	—
Purchases and repurchases of loans	4,669	25,094		—		—	—	—	—
Residuals in securitizations, notional	—	—		—		32,481	—	—	—
Additions[3]	—	—		2,268		—	—	—	—
Asset purchase of controlling interest, net of cash acquired				10,120
Capital contributions	—	—		85		—	—	—	—
Returns of capital[4]	—	—		(26,227)		—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	(1,468)	42,244		(3,568)		44,220	(19)	(52)	(1,601)
Other factors	(14,621)	—		—		—	(6,685)	—	—
Transfers out of Level 3	—	(4,856)	[5]	(1,500)	[6]	—	—	—	—
Fair value, December 31, 2025	$281,198	$647,370		$38,856		$76,701	$15,358	$81	$7,570
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Investment in IPM.
4    Includes $26.2 million of loans and accrued interest returned as part of the asset purchase of controlling interest in NCL JV.
5    As of April 1, 2025, the Company is using broker quotes to calculate the fair value of its unguaranteed portions of its SBA 7(a) loans moving them from Level 3 to Level 2.
6    As of October 1, 2025, the Company is using the sales offering agreement to calculate the fair value of its investment in Biller Genie, moving it from Level 3 to Level 2. The sale of Biller Genie was completed in January 2026 at the anticipated pricing that was used in the December 31, 2025 valuation model.

	Year Ended December 31, 2024
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Investments	Servicing Assets, at FV	Assets HFS	Equity Warrants[1]	Other Real Estate Owned[2]
Fair value, December 31, 2023	$469,801	$118,867	$41,587	$29,336	—	$141	$1,110
Reclasses between loans HFS and HFI	—	(599)	—	—	—	—	—
Reclasses between loans at FV and LCM	263	4,077	—	—	—	—	—
Sales	(2,586)	(179,949)	—	—	—	—	(1,446)
Principal payments received	(71,791)	(16,178)	—	—	—	—	—
Foreclosed real estate acquired	(4,569)	—	—	—	—	—	4,569
SBA loans, funded	122	26,863	—	—	—	—	—
ALP loans, funded	—	283,822	—	—	—	—	—
Mortgage loans, funded	—	103,838	—	—	—	—	—
Additions	—	—	—	14	21,924	—	—
Purchases and repurchases of loans	4,851	—	—	—	—	—	—
Capital contributions/(distributions)	—	—	5,379	—	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	597	31,569	10,712	924	(616)	(8)	(469)
Other factors	(26,942)	(24)	—	(8,212)	—	—	—
Fair Value, December 31, 2024	$369,746	$372,286	$57,678	$22,062	$21,308	$133	$3,764
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2025 and December 31, 2024. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at December 31, 2025 and December 31, 2024.

	Fair Value as of		Weighted	Range
	December 31, 2025	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$208,655	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$72,543	Market yields	7.00%	7.00%	7.00%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$647,370	Market yields	7.19%	6.43%	8.13%
		Cumulative prepayment rate	56.17%	50.00%	60.00%
		Average cumulative default rate	11.17%	5.00%	15.00%
Joint ventures and other investments	$38,856	Market yields	7.40%	6.71%	12.49%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.00%	7.00%	11.00%
Residuals in securitizations, at FV	$76,701	Market yields	7.58%	7.58%	7.58%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.00%	7.00%	11.00%
Servicing assets, at FV1	$15,358	Market yields	11.25%	11.25%	11.25%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Other real estate owned, at FV	$7,570	Appraised value	N/A	N/A	N/A
Liabilities:
Equity warrants	$81	Expected volatility	45.00%	45.00%	45.00%
		Dividend yield	6.70%	6.70%	6.70%
		Risk free rate	3.95%	3.95%	3.95%
1    $15.4 million of servicing assets held at FV and $29.6 million of servicing assets held at LCM. Refer to NOTE 7—SERVICING ASSETS.

	Fair Value as of		Weighted	Range
	December 31, 2024	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$302,442	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$67,304	Market yields	7.30%	7.30%	7.30%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$372,286	Market yields	7.62%	7.08%	8.18%
		Cumulative prepayment rate	59.78%	50.00%	70.00%
		Average cumulative default rate	9.89%	5.00%	15.00%
Joint ventures and other investments	$57,678	Market yields	8.40%	8.00%	12.00%
		Cost of equity	11.00%	8.00%	14.00%
		Weighted average cost of capital	7.72%	6.00%	23.98%
Servicing assets, at FV1	$22,062	Market yields	12.00%	12.00%	12.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Assets held for sale	$21,308	Present value factor	90.70%	89.50%	93.20%
		Discount rate	10.23%	7.27%	11.71%
Other real estate owned, at FV	$3,764	Appraised value	N/A	N/A	N/A
Liabilities:
Equity warrants	$133	Expected volatility	48.00%	48.00%	48.00%
		Dividend yield	6.00%	6.00%	6.00%
		Risk free rate	4.52%	4.52%	4.52%
1    $22.1 million of servicing assets held at FV and $24.2 million of servicing assets held at LCM. Refer to NOTE 7—SERVICING ASSETS.

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	December 31, 2025
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,196	$4,196	$—	$—	$4,196
Restricted cash	26,477	26,477	—	—	26,477
Interest bearing deposits in banks	279,618	279,618	—	—	279,618
Loans HFS, at LCM	26,532	—	—	26,532	26,532
Loans HFI, at amortized cost, net of deferred fees and costs	896,689	—	—	1,012,200	1,012,200
Federal Home Loan Bank and Federal Reserve Bank stock	4,234	—	4,234	—	4,234
Financial Liabilities:
Time deposits	439,805	—	440,688	—	440,688
Borrowings	819,888	—	283,999	543,999	827,998

	December 31, 2024
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,941	$6,941	$—	$—	$6,941
Restricted cash	28,226	28,226	—	—	28,226
Interest bearing deposits in banks	346,207	346,207	—	—	346,207
Loans HFS, at LCM	58,803	—	—	58,856	58,856
Loans HFI, at amortized cost, net of deferred fees and costs	621,651	—	—	668,687	668,687
Federal Home Loan Bank and Federal Reserve Bank stock	3,585	—	3,585	—	3,585
Financial Liabilities:
Time deposits	409,251	—	410,442	—	410,442
Borrowings	708,041	—	306,549	413,818	720,367

The fair values of the components of Borrowings are included in the chart below:

	December 31, 2025		December 31, 2024
	Closing Price	Fair Value	Closing Price	Fair Value
Public Parent Company Notes[1]:
2026 Notes (5.50%)[2]	$25.19	$95,722	$25.21	$115,966
2028 Notes (8.00%)	25.20	40,320	25.28	40,448
2029 Notes (8.50%)	25.16	72,267	25.32	72,795
2029 Notes (8.625%)	25.23	75,690	25.78	77,340
Subtotal (Level 2)		$283,999		$306,549

Private Parent Company Notes[3]		$102,758		$80,926
Securitizations[4]		127,050		186,635
FHLB Borrowings[4]		7,349		15,330
Bank Borrowings[4]		306,842		130,927
Subtotal (Level 3)		$543,999		$413,818

Total Borrowings		$827,998		$720,367
1    Fair values are based on the closing public share price on the date of measurement.
2    On February 1, 2026, the 2026 Notes matured. See “NOTE 24—SUBSEQUENT EVENTS - Exchange of 2026 Notes for 2031 Notes and Repayment of 2026 Notes” for additional information.
3    Not recorded at fair value on a recurring basis. The fixed rate private Notes are held at par as of December 31, 2025 and December 31, 2024. Fair value calculations are performed based on implied treasury rates as of year end.
4    Fair value is calculated as the Borrowings Outstanding. Refer to NOTE 13—BORROWINGS.

NOTE 11—DEPOSITS:

The following table summarizes deposits by type:

	December 31, 2025	December 31, 2024
Non-interest-bearing:
Demand	$53,873	$11,142
Interest-bearing:
Checking	150,025	103,978
Money market	93,341	62,001
Savings	681,364	386,680
Time deposits	439,805	409,251
Total interest-bearing	1,364,535	961,910
Total deposits	$1,418,408	$973,052

Time deposits, money market, and interest-bearing checking obtained through brokers	$70,015	$27,100
Aggregate amount of deposit accounts that exceeded the FDIC limit	$394,346	$140,679
Deposit overdrafts reclassified as loan balances	$142	$17
Certificates of deposit in excess of $0.25 million	$92,372	$99,231

The following table summarizes the scheduled maturities of time deposits:

2026	$348,649
2027	45,133
2028	20,760
2029	16,538
2030	8,725
Thereafter	—
Total time deposits	$439,805

NOTE 12—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITES:

The following table details the components of accounts payable, accrued expenses and other liabilities at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Loan related remittances due to SBA and participants	$3,764	$2,203
Accrued payroll and related payables	295	332
Accrued interest	7,086	6,035
Funds in process to PMT's payroll customers	9,453	5,700
Loan processing, servicing and other loan related payables	2,329	3,185
SBA repair & denial reserve[1]	3,736	3,573
Good faith deposits	895	1,499
Other	15,404	18,279
Total accounts payable, accrued expenses and other liabilities	$42,962	40,806
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

NOTE 13—BORROWINGS:

At December 31, 2025 and December 31, 2024, the Company had borrowings composed of the following:

	December 31, 2025			December 31, 2024
	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate
Bank Borrowings[1]:
NMS Webster Note[2]	$—	$—	—%	$54,871	$32,688	7.30%
NMS Goldman Facility[3]	95,000	88,352	9.42%	—	—	—%
SPV I Capital One Facility	100,000	16,085	6.59%	60,000	21,192	7.22%
SPV II Deutsche Bank Facility	170,000	169,146	7.32%	120,000	54,036	7.57%
SPV III One Florida Bank Facility	35,000	33,259	7.75%	30,000	23,011	8.50%
FHLB Advances	14,000	7,349	2.75%	20,000	15,330	2.19%
Parent Company Notes[1]:
2025 Notes[4]	—	—	5.00%	30,000	29,913	5.00%
2026 Notes[5,6]	95,000	95,000	5.50%	115,000	114,282	5.50%
2027 Notes[7]	50,000	49,967	8.125%	50,000	49,944	8.125%
2028 Notes	40,000	39,073	8.00%	40,000	38,726	8.00%
2029 Notes	71,808	70,066	8.50%	71,875	69,622	8.50%
2029 Notes	75,000	73,150	8.625%	75,000	72,662	8.625%
2030 Notes[5,8]	52,000	51,391	8.375%	—	—	—%
Notes payable - Securitization Trusts[1]	128,827	127,050	6.42%	189,231	186,635	7.32%
Total borrowings	$926,635	$819,888	7.53%	$855,977	$708,041	7.22%

Outstanding borrowings that are presented net of deferred financing costs, which include the bank borrowings, the Parent Company Notes, and the Notes payable - Securitization Trusts, consisted of the following:

	December 31, 2025			December 31, 2024
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Bank Borrowings:
NMS Webster Note[2]	$—	$—	$—	$32,894	$(206)	$32,688
NMS Goldman Facility[3]	89,775	(1,423)	88,352	—	—	—
SPV I Capital One Facility	16,600	(515)	16,085	21,300	(108)	21,192
SPV II Deutsche Bank Facility	169,791	(645)	169,146	54,800	(764)	54,036
SPV III One Florida Bank Facility	33,300	(41)	33,259	23,075	(64)	23,011
Parent Company Notes:
2025 Notes (5.00%)[4]	—	—	—	30,000	(87)	29,913
2026 Notes (5.50%)[5]	95,000	—	95,000	115,000	(718)	114,282
2027 Notes (8.125%)[6]	50,000	(33)	49,967	50,000	(56)	49,944
2028 Notes (8.00%)	40,000	(927)	39,073	40,000	(1,274)	38,726
2029 Notes (8.50%)	71,808	(1,742)	70,066	71,875	(2,253)	69,622
2029 Notes (8.625%)	75,000	(1,850)	73,150	75,000	(2,338)	72,662
2030 Notes (8.375%)[5,7]	52,000	(609)	51,391	—	—	—
Notes Payable - Securitization Trusts[1]	128,828	(1,778)	127,050	189,231	(2,596)	186,635
1    Net of deferred financing costs.
2     On September 26, 2025, the NMS Webster Note was repaid in full. Refer to more detailed information below.
3    On September 26, 2025, NMS entered into the Goldman Facility. Refer to more detailed information below.
4    On March 31, 2025, the 2025 5.00% Notes matured.
5    On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. One of the investors also agreed to purchase

$2.0 million in newly issued additional principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act. On February 1, 2026, the 2026 Notes matured. See “NOTE 24—SUBSEQUENT EVENTS - Exchange of 2026 Notes for 2031 Notes and Repayment of 2026 Notes” for additional information.
6    Effective December 11, 2024, the Company entered into the Amendment and Exchange Agreements with each of the holders of the 2025 8.125% Notes, pursuant to which the Company and the holders of the 2025 8.125% Notes agreed to exchange the 2025 8.125% Notes for the 2027 Notes, effecting amendments solely to (i) extend the February 1, 2025 maturity date of the 2025 8.125% Notes to the new maturity date of February 1, 2027 (the “New Maturity Date”) and (ii) provide that the 2027 Notes will be redeemable in whole, but not in part, at any time, at the option of the Company, from November 1, 2026 to the New Maturity Date, at a redemption price of 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding the redemption date.
7    On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025.
2030 Notes

On March 19, 2025, the Company closed an exempt offering of $30.0 million in aggregate principal amount of its 2030 Notes. The offering was consummated pursuant to the terms of a purchase agreement dated March 19, 2025 among the Company and 11 institutional accredited investors (each a “Purchaser”). Pursuant to the purchase agreement, the 2030 Notes were issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes are scheduled to mature on April 1, 2030 and can be redeemed in whole or in part at any time, at a make-whole price prior to January 1, 2030, or at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2030 Notes bear interest at a rate of 8.375% per year payable semiannually on April 1 and October 1 each year, beginning October 1, 2025. Total net proceeds received after deducting structuring fees and estimated offering expenses was approximately $29.25 million. At December 31, 2025, the Company was in compliance with all covenants related to the 2030 8.375% Notes. On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. One of the investors also agreed to purchase $2.0 million in newly issued additional principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act.

For the year ended December 31, 2025 interest expense including amortization of related deferred financing costs was $2.4 million. There was no interest expense for the years ended December 31, 2024 and 2023.
2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 8.50% 2029 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At December 31, 2025, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

For the years ended December 31, 2025 and 2024 interest expense including amortization of related deferred financing costs was $6.6 million and $3.9 million. There was no interest expense for the years ended December 31, 2023.

On September 16, 2024, the Company completed a public offering of $75.0 million aggregate principal amount of 8.625% notes due 2029. The Notes will mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 Notes. The Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025, and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At December 31, 2025, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

For the years ended December 31, 2025 and 2024 interest expense including amortization of related deferred financing costs was $7.0 million and $2.0 million. There was no interest expense for the year ended December 31, 2023.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $5.0 million in aggregate principal amount of the 2028 Notes. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At December 31, 2025, the Company was in compliance with all covenants related to the 2028 Notes.

For the years ended December 31, 2025, 2024 and 2023 interest expense including amortization of related deferred financing costs was $3.5 million, $3.5 million and $1.2 million, respectively.

2027 Notes

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

For the years ended December 31, 2025 and 2024, interest expense including amortization of related deferred financing costs was $4.1 million and $4.6 million, respectively. There was no interest expense on the 2027 Notes in 2023.

2026 Notes

In January 2021, the Company closed a public offering of $115.0 million aggregate principal amount of 5.50% Notes due 2026, including $15.0 million in aggregate principal amount sold pursuant to a fully-exercised overallotment option. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. The 2026 Notes will mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2022. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act.

For the years ended December 31, 2025, 2024 and 2023, interest expense including amortization of related deferred financing costs was $6.8 million, $7.0 million and $7.0 million, respectively.

See “NOTE 24—SUBSEQUENT EVENTS - Exchange of 2026 Notes for 2031 Notes and Repayment of 2026 Notes” for additional information.

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

For the years ended December 31, 2025, 2024 and 2023, interest expense on the 5.00% notes including amortization of related deferred financing costs was $0.5 million, $1.9 million and $1.8 million, respectively.

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

For the year ended 2023, before the exchange to the 2027 Notes, interest expense on the 8.125% notes due 2025 was $4.3 million.

2024 Notes

On July 25, 2019, the Company closed a public offering of $55.0 million in aggregate principal amount of its 2024 Notes. The 2024 Notes matured on August 1, 2024. The 2024 Notes bore interest at a rate of 5.75% per year payable quarterly on August 1, November 1, February 1 and May 1, of each year, beginning November 1, 2019. Total net proceeds received after deducting underwriters’ discount and expenses was $53.3 million. The 2024 Notes were listed on the Nasdaq Global Market under the trading symbol “NEWTL” and were rated “A-“ by Egan-Jones. In August 2019, the underwriters exercised their option to purchase an additional $8.25 million in aggregate principal amount of the 2024 Notes resulting in an additional $8.0 million in net proceeds.

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

For the years ended December 31, 2025, 2024 and 2023, interest expense including amortization of related deferred financing costs was none, $1.4 million, and $2.4 million, respectively.

Notes Payable - Securitization Trusts

Since 2010, NSBF has engaged in securitizations of the unguaranteed portions of its SBA 7(a) loans. In the securitization, it uses a special purpose entity (the “Trust”) which is considered a variable interest entity. Applying the consolidation requirements for VIEs under the accounting rules in ASC Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, which became effective January 1, 2010, the Company determined that as the primary beneficiary of the securitization vehicle, based on its power to direct activities through its role as servicer for the Trust and its obligation to absorb losses and right to receive benefits, it needed to consolidate the Trusts. NSBF therefore consolidated the entity using the carrying amounts of the Trust’s assets and liabilities. NSBF reflects the assets in SBA 7(a) Unguaranteed Non-Affiliate Investments and reflects the associated financing in Borrowings on the Consolidated Statements of Financial Condition.

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

For the years ended December 31, 2025, 2024 and 2023, interest expense including amortization of related deferred financing costs and discount was $12.0 million, $21.1 million, and $23.5 million, respectively.

At December 31, 2025 and 2024, the assets of the consolidated Trusts totaled $206.5 million and $272.4 million, respectively. The liabilities of the consolidated Trusts totaled $128.8 million and $189.2 million, respectively.
Bank Borrowings
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

On September 26, 2025, the Borrowers drew down the full $90.0 million in Term Loans and used the proceeds to repay in full the outstanding amounts under the Webster Facility and pay transaction expenses related to the closing of the Goldman Facility. In addition, the Borrowers intend to use the proceeds to fund $58.5 million of loans to the Company. The Company intends to use the proceeds of such loans to repay and reduce the Company’s outstanding unsecured debt, repurchase Company common shares (subject to market conditions and the terms of existing or any future share repurchase authorizations by the Company’s board of directors) and for other general corporate purposes.

Pursuant to the terms of the guaranty under the Goldman Credit Agreement, NBSH has unconditionally guaranteed the prompt and unconditional payment of all of the Borrowers’ obligations under the Goldman Credit Agreement.
SPV I, II, and III Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, and III maintain credit facilities with third party lenders. SPV I has a Capital One facility with maximum borrowings of $100.0 million. Capital One’s commitment terminates in July 2027, with all amounts due under the SPV I Facility maturing in July 2028. At December 31, 2025, total principal owed by SPV I was $16.6 million. SPV II has a Deutsche Bank facility with maximum borrowings $170.0 million. The Deutsche Bank Facility matures in December 2027. At December 31, 2025, total principal owed by SPV II was $169.8 million. SPV III has a One Florida Bank facility with maximum borrowings of $35.0 million. On August 7, 2025, the One Florida Bank Facility was amended and upsized to maximum borrowings of $35.0 million; One Florida Bank’s facility matures in August 2028. At December 31, 2025, total principal owed by SPV III was $33.3 million.
For the years ended December 31, 2025, 2024 and 2023, interest expense including amortization of related deferred financing costs was $13.5 million, $6.4 million and $11.0 million, respectively.
Total expected principal repayments on the Company’s borrowings for the next five fiscal years and thereafter are as follows:

Year Ending December 31,	Borrowings
2026	$97,989
2027	225,932
2028	90,777
2029	147,675
2030	138,251
Thereafter	128,828
$829,452
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Total interest expense	$56,636	$52,423	$51,890

NOTE 14—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability[3]	Maturity (years)	Notional[1]	Asset[2]	Liability[3]	Maturity (years)
5-year Treasury Futures	$(211,805)	$737	$—	0.25 years	$(153,049)	$715	$—	0.25 years
1    Shown as a negative number when the position is sold short.
2     Shown in Other assets in the accompanying Consolidated Statements of Financial Condition.
3    Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other Noninterest Income in the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$23	$(3,956)	$1,344	$(51)	$(699)	$834
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

The following summarizes the Company’s obligations and commitments, as of December 31, 2025 for future minimum cash payments required under operating leases and employment agreements with the Company’s named executive officers:

Year	Operating Leases	Employment Agreements	Total
2026	$660	$702	$1,362
2027	552	—	552
2028	476	—	476
2029	367	—	367
2030	225	—	225
Thereafter	2,012	—	2,012
Total	$4,292	$702	$4,994

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

Unfunded Commitments

At December 31, 2025 and 2024, the Company had unfunded commitments as follows that the Company anticipates funding from the same sources it used to fund its other loan commitments:

	December 31, 2025	December 31, 2024
SBA 7(a) loans	$37,162	$25,032
SBA 504 loans	66,503	72,557
C&I loans	5,048	9,542
Total unfunded commitments	$108,713	$107,131

NOTE 16—SHAREHOLDERS EQUITY:

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

The following table summarizes the total shares sold and net proceeds received under the ATM Program:

	Year Ended December 31,
2023 ATM Program	2025	2024	2023
Shares sold	425	1,100	—
Net weighted average price per share	$12.22	$12.56	$—
Net proceeds	$5,090	$13,818	$—
Placement agent fees paid	$104	$282	$—

We used the net proceeds for funding investments in accordance with our investment objective and strategies and for general corporate purposes including repaying outstanding indebtedness and other general corporate purposes.

Stock and Debt Repurchase Programs

On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the following twelve months. On November 7, 2025, the Company’s Board of Directors approved a twelve month extension of the stock repurchase program. The actual timing and amount of any repurchases under the plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its common stock under its new stock repurchase program.

The following tables summarizes the Company’s repurchase activity under the stock repurchase program:

Period	Shares	Amount[1]
Authorizations remaining as of December 31, 2024	970
Repurchases:
June 1, 2025 - June 30, 2025	16	167
November 1, 2025 - November 30, 2025	101	1,025
December 1, 2025 - December 31, 2025	26	295
Authorizations remaining as of December 31, 2025	827
1    Amount excludes commissions paid associated with share repurchases.

Period	Shares	Amount[1]
Authorizations remaining as of November 1, 2024	1,000
Repurchases:
December 1, 2024 - December 31, 2024	30	402
Authorizations remaining as of December 31, 2024	970
1    Amount excludes commissions paid associated with share repurchases.

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
Dividends and Distributions

Preferred Stock

The Company’s dividends and distributions on its Preferred Stock are recorded on the declaration date. The following table summarizes dividend declarations and distributions on the Series A and Series B Preferred Stock during the years ended December 31, 2025 and 2024:

Date Declared	Series[1]	Record Date	Payment Date	Amount Per Share		Cash Distribution
Year ended December 31, 2025
March 31, 2025	A	March 30, 2025	April 1, 2025	$20.00		$400
June 30, 2025	A	June 30, 2025	July 1, 2025	$20.00		$400
September 29, 2025	B	September 29, 2025	October 1, 2025	$9.44	[2]	$472	[2]
December 10, 2025	B	December 22, 2025	January 1, 2026	$21.25		$1,063

Year ended December 31, 2024
March 18, 2024	A	March 28, 2024	April 1, 2024	$20.00		$400
June 26, 2024	A	June 28, 2024	July 1, 2024	$20.00		$400
September 16, 2024	A	September 30, 2024	October 1, 2024	$20.00		$400
December 31, 2024	A	January 1, 2025	January 2, 2025	$20.00		$400
1    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.
2    Prorated for the initial dividend period from the date of the issuance of the Series B preferred stock on August 20, 2025.

Common Stock

The Company’s dividends and distributions on the Common Stock are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions, including dividend shares issued on vested restricted stock awards, during the years ended December 31, 2025 and 2024:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	Dividend Shares Issued on Unvested RSAs
Date Declared					#	$
Year ended December 31, 2025
March 31, 2025	April 15, 2025	April 30, 2025	$0.19	$4,835	35	$367
June 25, 2025	July 9, 2025	July 21, 2025	$0.19	$4,836	—	$—
September 30, 2025	October 14, 2025	October 24, 2025	$0.19	$5,387	3	$54
December 10, 2025	December 22, 2025	January 2, 2026	$0.19	$5,419	5	$52

Year ended December 31, 2024
March 19, 2024	April 1, 2024	April 15, 2024	$0.19	$4,617	6	$71
June 27, 2024	July 9, 2024	July 19, 2024	$0.19	$4,827	5	$78
September 16, 2024	October 10, 2024	October 21, 2024	$0.19	$4,837	8	$114
December 13, 2024	December 31, 2024	January 13, 2025	$0.19	$4,833	13	$155

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

Capital amounts and ratios for NewtekOne, Inc. as of December 31, 2025 and 2024 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$363,935	15.2%	95,588	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	315,754	17.8%	79,924	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	363,935	20.5%	106,565	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	386,428	21.8%	142,087	8.0%	N/A	N/A
NewtekOne, Inc. - December 31, 2024
Tier 1 Capital (to Average Assets)	$231,899	13.3%	$69,727	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	231,899	17.0%	61,492	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	231,899	17.0%	81,990	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	268,887	19.7%	109,320	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Capital amounts and ratios for Newtek Bank as of December 31, 2025 and 2024, are presented in the table below. As of December 31, 2025 and 2024, Newtek Bank was categorized as “well-capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$155,000	10.3%	$60,368	4.0%	75,460	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	155,000	12.1%	57,528	4.5%	83,096	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	155,000	12.1%	76,704	6.0%	102,272	8.0%
Total Capital (to Risk-Weighted Assets)	171,348	13.4%	102,272	8.0%	127,840	10.0%
Newtek Bank - December 31, 2024
Tier 1 Capital (to Average Assets)	$120,078	11.9%	40,197	4.0%	$50,246	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	120,078	14.2%	38,151	4.5%	55,107	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	120,078	14.2%	50,868	6.0%	67,823	8.0%
Total Capital (to Risk-Weighted Assets)	130,924	15.4%	67,824	8.0%	84,779	10.0%
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

	Year Ended December 31,
	2025	2024	2023
Basic earnings per share:
Net income available to common shareholders	$58,177	$49,253	$45,875
Weighted-average basic shares outstanding	26,324	24,945	24,263
Basic earnings per share	$2.21	$1.97	$1.89
Diluted earnings per share:
Net income, for diluted earnings per share[1,2]	$58,177	$49,253	$45,875
Total weighted-average basic shares outstanding	26,324	24,945	24,263
Add effect of dilutive restricted stock awards[3]	391	241	85
Total weighted-average diluted shares outstanding[4,5]	26,715	25,186	24,348
Diluted earnings per share	$2.18	$1.96	$1.88
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	48	998	1,153
1    For periods presented the Series A convertible preferred stock was anti-dilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
2    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.
3    Incremental diluted shares from restricted stock awards under the treasury stock method.
4    For the years ended December 31, 2025, 2024 and 2023, the incremental diluted shares from Series A convertible preferred stock were not included in the diluted earnings per share count because the results would have been anti-dilutive under the treasury stock method.
5    For the years ended December 31, 2025, 2024 and 2023, the warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.

NOTE 19—LEASES:

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. The Company has entered into operating lease agreements for office space with remaining contractual terms up to fourteen years, some of which include renewal options that extend the leases for up to 10 years. These renewal options are not considered in the remaining lease term unless it is reasonably certain the Company will exercise such options. The operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (operating cash flows)	$596	$2,874	$2,693
Weighted-average remaining lease term - operating leases	10.19 years	5.87 years	2.88 years
Weighted-average discount rate - operating leases	7.58%	5.94%	5.50%
Total lease costs[1]	$1,537	$3,115	$3,124
1 Included in Other general and administrative costs on the consolidated statements of income.

The following table represents the maturity of the Company’s operating lease liabilities as of December 31, 2025:

Maturity of Lease Liabilities
2026	$660
2027	552
2028	476
2029	367
2030	225
Thereafter	2,012
Total future minimum lease payments	$4,292
Less: Imputed interest	(1,418)
Present value of future minimum lease payments	$2,874

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
For the years ended December 31, 2025, 2024 and 2023, the Company matched 50% of the first 2% of employee contributions, resulting in $0.5 million, $0.6 million and $0.4 million in expense, respectively.

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

The Compensation, Corporate Governance and Nominating Committee of the Board approves the issuance of awards of restricted stock to employees and directors pursuant to the Company’s 2023 Stock Incentive Plan, which was approved by the Board in April 2023 and the Company’s shareholders on June 14, 2023. No new awards may be granted under the Company’s 2015 Stock Incentive Plan, which was terminated by the Board in April 2023. The following table summarizes the restricted stock issuances under the Company’s 2015 and 2023 Stock Incentive Plans, net of shares forfeited, if any:

	2023 Plan[1]	2015 Plan
Restricted Stock authorized under the plan[2]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2021 and prior	—	(438)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Year ended December 31, 2024	(497)	—
Year ended December 31, 2025	18	25
Total net restricted stock (granted)/forfeited	(561)	(636)
1    The Company’s 2023 Stock Incentive Plan provides for an initial share reserve of up to 3.0 million shares of Common Stock.
2    No stock options were granted under the Company’s 2015 or 2023 Stock Incentive Plans.

Awards of restricted stock granted under the Company’s 2015 and 2023 Stock Incentive Plans generally vest over a one- to three-year periods from the grant date; awards of restricted stock granted under the Company’s 2023 Stock Incentive Plan to non-employee directors generally vest over a one-year period. The grant date fair value is expensed over the service period, starting on the grant date.

Details of the Company’s outstanding shares related to restricted stock awards as of December 31, 2025 and December 31, 2024 are outlined below:

	December 31, 2025	December 31, 2024
Shares outstanding related to grants of restricted stock awards	245	771
Weighted average grant date fair value of awards	$13.41	$14.51
Additional shares outstanding related to dividends on awards	31	59

As of December 31, 2025 and December 31, 2024, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows:

	December 31, 2025	December 31, 2024
Unrecognized compensation expense on unvested awards	$2,680	$5,929
Weighted-average period of unrecognized compensation expense	1.3 years	1.0 year

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

The following table summarizes the Company’s ESPP activity from inception through December 31, 2025:

		Year Ended December 31,
		2025			2024			2023
Offering Period Dates		Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount
Commencement	End
10/1/2023	3/15/2024	—	$—	—	5	$9.83	51	4	$13.05	51
4/1/2024	9/15/2024	—	$—	—	10	$10.21	101	—	$—	—
10/1/2024	3/15/2025	4	$10.97	$48	5	$11.03	55	—	$—	—
4/1/2025	9/15/2025	14	$9.95	$142	—	$—	—	—	$—	—
10/1/2025	12/15/2025	8	$10.23	$77	—	$—	—	—	$—	—
Totals		26	$10.19	$267	20	$10.32	$207	4	$10.32	$51

The ESPP share activity is as follows:

Shares
ESPP shares authorized under the plan	200
ESPP shares purchased during:
Year ended December 31, 2023	(4)
Year ended December 31, 2024	(20)
Year ended December 31, 2025	(26)
Available for future purchases, December 31, 2025	150

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 is summarized below:

	Year Ended December 31,
	2025	2024	2023
Restricted stock awards	$4,052	$4,040	$2,828
ESPP	45	22	—
Total compensation cost recognized for stock-based compensation plans	$4,097	$4,062	$2,828

NOTE 21—INCOME TAXES:

The components of income tax expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years ended December 31,
	2025	2024	2023
Current income tax expense:
Federal	$8,144	$4,637	$1,251
State	2,839	2,799	1,593
Total current expense	10,983	7,436	2,844
Deferred income tax expense/(benefit):
Federal	7,501	9,076	(4,318)
State	981	1,327	(482)
Total deferred expense/(benefit)	8,482	10,403	(4,800)
Total income tax expense/(benefit)	$19,465	$17,839	$(1,956)

The components of income taxes paid for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years ended December 31,
	2025	2024	2023
Total Incomes Taxes Paid	12,502	7,429	6,884
Federal	8,471	3,904	4,650
State:
Florida	615	—	—
New York:
New York City	—	314	—
New York State	1,544	1,704	1,128
Other	1,872	1,507	1,106

For the years ended December 31, 2025, 2024 and 2023, income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate of 21% as shown in the following table:

	Years ended December 31,
	2025		2024		2023
US federal statutory income tax rate	$16,795	21.00%	14,425	21.00%	9,528	21.00%
State and local income taxes, net of federal effect	3,125	3.91%	3,538	5.15%	911	2.01%
Domestic federal reconciling items
Nontaxable and nondeductible items, net	531	0.66%	(148)	(0.22)%	788	1.74%
Other	(986)	(1.23)%	24	0.04%	(203)	(0.45)%
Realization of net operating loss carryforwards	—	—%	—	—%	(7,430)	(16.38)%
DTA realization due to change in taxpayer status	—	—%	—	—%	(5,550)	(12.23)%
Income tax expense/(benefit)	$19,465	24.34%	17,839	25.97%	(1,956)	(4.31)%

For the years ended December 31, 2025, state income taxes in Florida and New York comprise the majority of the state income tax expense, net of federal effect category. For the years ended December 31, 2024 and 2023, state income taxes in New York comprise the majority of the state income tax expense, net of federal effect category.

Significant components of the Company’s net deferred tax asset at December 31, 2025 and 2024 are listed below:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$11,599	$7,914
Lease liabilities	747	1,737
Other	1,865	2,757
Purchase accounting, net	9	183
Stock compensation	21	1,134
Goodwill and intangible assets	—	217
Federal and state net operating losses, net of federal tax effect	832	201
Total deferred tax assets	15,073	14,143
Deferred tax liabilities:
Investments	1,076	2,481
Servicing rights	7,484	6,234
Right of use assets	725	1,488
Goodwill and intangible assets	1,128	—
Loans	15,381	6,069
Other	7	115
Total deferred tax liabilities	25,801	16,387
Net deferred tax liability	$(10,728)	$(2,244)

At December 31, 2025 and December 31, 2024, the Company has $19.1 million and $4.1 million of state net operating loss carryforwards, respectively.

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company files tax returns in federal and certain state and local jurisdictions. The periods subject to examination are generally for tax years ended in 2022 and beyond, including the following major jurisdictions: U.S. Federal, New York, and Florida. However, the Company’s net operating losses continue to be subject to review by tax authorities in the period utilized notwithstanding origination in closed periods.

The following table provides details of the expiration dates for Company’s net operating loss carryforwards at December 31, 2025 and 2024:

Expiring:	December 31, 2025	December 31, 2024
Years ended 2029 - 2035	$38	$154
Years ended 2036 - 2043	18,944	3,872
Never	86	86
Total	$19,068	$4,112

As of December 31, 2025, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2025, 2024 and 2023.

NOTE 22—SEGMENTS:

The Company's management reporting process measures the performance of its operating segments based on internal operating structure, which is subject to change from time to time. The Company's segment reporting process begins with the assignment of all loans directly to the segments where these products are originated and/or serviced. All deposit accounts are allocated to the Banking segment as our wholly owned FDIC insured depository is included within the Banking segment. Equity capital is assigned to each segment based on the risk profile of their assets and liabilities. With the exception of goodwill, which is assigned a 100% weighting, equity capital allocations ranged from 0% to 25% during the year. Any excess or deficient equity not allocated to segments based on risk is assigned to Corporate & Other.

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

Banking

Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model (see NSBF below) and originates and services SBA 504 loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services.

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

The following tables provide financial information for the Company's segments:

As of and for the year ended December 31, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$105,287	$(8)	$28,956	$(116)	$24,369	$(509)	$3,712	$(3,671)	$1,168	$(773)	$158,415
Interest expense	43,080	(889)	9,188	—	12,011	—	4,372	(66)	34,956	(4,122)	98,530
Net interest income/(loss)	62,207	881	19,768	(116)	12,358	(509)	(660)	(3,605)	(33,788)	3,349	59,885
Provision for loan credit losses	38,729	—	—	—	—	—	—	—	—	—	38,729
Net interest income after provision for loan credit losses	23,478	881	19,768	(116)	12,358	(509)	(660)	(3,605)	(33,788)	3,349	21,156
Noninterest income	136,306	(29,250)	81,102	—	(12,214)	—	47,211	(2,517)	81,647	(77,371)	224,914
Electronic payment processing expense	—	—	—	—	—	—	19,161	(1,517)	165	—	17,809
Salaries and employee benefits expense	57,918	(4,706)	1,439	(1,439)	418	55	8,245	(1,205)	16,750	7,295	84,770
Professional services expense	5,127	—	309	—	1,775	—	528	—	7,722	—	15,461
Other loan origination and maintenance expense	25,253	(14,778)	8,131	(5,551)	14,263	(8,824)	—	—	155	(84)	18,565
Depreciation and amortization	169	—	—	—	155	—	344	—	—	—	668
Loss on extinguishment of debt	—	—	—	—	—	—	179	—	—	—	179
Other general and administrative costs	14,544	(457)	2,510	(82)	3,505	(3)	1,792	(292)	7,662	(538)	28,641
Income before taxes	56,773	(8,428)	88,481	6,956	(19,972)	8,263	16,302	(3,108)	15,405	(80,695)	79,977
Income tax expense (benefit)	15,510	(15,510)	—	—	—	—	—	—	3,955	15,510	19,465
Net income	$41,263	$7,082	$88,481	$6,956	$(19,972)	$8,263	$16,302	$(3,108)	$11,450	$(96,205)	$60,512

Assets	$1,769,573	$(45,506)	$744,113	$(141,549)	$410,234	$(68,629)	$119,175	$(98,332)	$744,124	$(688,384)	$2,744,819
Goodwill & intangible assets	$783		$—		$—		$13,814		$—		$14,597
Amortization of intangible assets	$170		$—		$—		$—		$—		$170

As of and for the year ended December 31, 2024
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$69,576	$(2)	$15,073	$(12)	$6	$(6)	$36,655	$(421)	$2,362	$(2,310)	$2,364	$(1,867)	$121,418
Interest expense	29,855	(643)	3,539	—	—	—	21,097	—	2,984	(77)	28,256	(3,898)	81,113
Net interest income/(loss)	39,721	641	11,534	(12)	6	(6)	15,558	(421)	(622)	(2,233)	(25,892)	2,031	40,305
Provision for loan credit losses	26,216	—	—	—	—	—	—	—	—	—	—	—	26,216
Net interest income after provision for loan credit losses	13,505	641	11,534	(12)	6	(6)	15,558	(421)	(622)	(2,233)	(25,892)	2,031	14,089
Noninterest income	136,080	(28,068)	55,824	—	27,020	(7,139)	(23,410)	—	48,852	(2,028)	65,242	(55,061)	217,312
Technology services expense	—	—	—	—	12,575	(314)	—	—	—	—	—	—	12,261
Electronic payment processing expense	—	—	—	—	—	—	—	—	21,046	(1,168)	—	—	19,878
Salaries and employee benefits expense	45,346	(2,531)	1,202	(1,202)	8,690	—	219	682	7,188	11	15,285	3,041	77,931
Professional services expense	3,941	—	165	—	678	—	2,482	—	684	—	7,863	—	15,813
Other loan origination and maintenance expense	20,385	(14,060)	6,095	(4,044)	38	—	16,069	(11,020)	—	—	402	(95)	13,770
Depreciation and amortization	182	—	—	—	1,062	—	114	—	356	—	70	—	1,784
Other general and administrative costs	12,426	(2,548)	172	—	3,794	(271)	1,948	(11)	2,757	(1,769)	7,690	(2,916)	21,272
Income before taxes	67,305	(8,288)	59,724	5,234	189	(6,560)	(28,684)	9,928	16,199	(1,335)	8,040	(53,060)	68,692
Income tax expense (benefit)	15,308	(15,308)	—	—	103	(103)	—	—	—	—	2,428	15,411	17,839
Net income	$51,997	$7,020	$59,724	$5,234	$86	$(6,457)	$(28,684)	$9,928	$16,199	$(1,335)	$5,612	$(68,471)	$50,853

Other Segment Disclosures:
Assets	$1,238,899	$(29,932)	$439,101	$(97,352)	$23,317	$(1,393)	$479,896	$(55,488)	$60,347	$(36,707)	$644,867	$(605,643)	$2,059,912
Goodwill & intangible assets	$938		$—		$—		$—		$13,814		$—		$14,752
Amortization of intangible assets	$176		$—		$350		$—		$13		$—		$539

As of and for the year ended December 31, 2023
	Banking		Alternative Lending		Technology		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$34,349	$—	$8,198	$(3)	$—	$—	$50,823	$(75)	$2,087	$(2,053)	$3,427	$(2,380)	$94,373
Interest expense	16,625	(99)	4,035	—	246	(246)	26,796	—	3,577	(132)	20,971	(4,034)	67,739
Net interest income/(loss)	17,724	99	4,163	(3)	(246)	246	24,027	(75)	(1,490)	(1,921)	(17,544)	1,654	26,634
Provision for loan credit losses	11,704	—	—	—	—	—	—	—	—	—	—	—	11,704
Net interest income after provision for loan credit losses	6,020	99	4,163	(3)	(246)	246	24,027	(75)	(1,490)	(1,921)	(17,544)	1,654	14,930
Noninterest income	92,129	(26,091)	12,278	—	31,692	(6,660)	25,142	—	46,422	(2,893)	79,781	(75,028)	176,772
Technology services expense	—	—	—	—	14,794	(522)	—	—	—	—	—	—	14,272
Electronic payment processing expense	—	—	—	—	—	—	—	—	19,680	(1,353)	—	—	18,327
Salaries and employee benefits expense	35,385	—	—	—	8,989	—	973	—	7,152	—	13,209	—	65,708
Professional services expense	2,903	—	294	—	468	—	1,508	—	660	—	7,244	—	13,077
Other loan origination and maintenance expense	9,373	(7,133)	2,222	(1,469)	11	—	24,327	(18,100)	—	—	273	(71)	9,433
Loss on extinguishment of debt	—	—	—	—	—	—	271	—	—	—	—	—	271
Depreciation and amortization	208	—	—	—	1,498	—	123	—	1,021	—	34	—	2,884
Other general and administrative costs	10,506	(2,266)	117	—	4,090	(236)	4,906	(24)	3,087	(1,910)	5,872	(1,785)	22,357
Income before taxes	39,774	(16,593)	13,808	1,466	1,596	(5,656)	17,061	18,049	13,332	(1,551)	35,605	(71,518)	45,373
Income tax expense (benefit)	11,647	—	(150)	—	229	—	—	—	1,178	—	(14,860)	—	(1,956)
Net income	$28,127	$(16,593)	$13,958	$1,466	$1,367	$(5,656)	$17,061	$18,049	$12,154	$(1,551)	$50,465	$(71,518)	$47,329

Other Segment Disclosures:
Assets	$683,202	$(29,136)	$196,062	$(51,820)	$23,403	$(884)	$633,206	$(97,683)	$51,819	$(27,154)	$529,941	$(481,443)	$1,429,513
Goodwill & intangible assets	$1,114		$—		$15,179		$—		$13,827		$—		$30,120
Amortization of intangible assets	$197		$—		$466		$—		$805		$—		$1,468

NOTE 23—NEWTEKONE, INC. - PARENT COMPANY ONLY:

The following statements of financial condition, statements of income and statements of cash flows are for NewtekOne, Inc. and should be read in conjunction with the consolidated financial statements and the notes thereto.

Statements of Financial Condition

	As of December 31,
	2025	2024
Assets
Cash and balances due from depository institutions:	$20,707	$19,123
Loans and lease financing receivable	4,921	5,715
Investments in and receivables due from subsidiaries and associated companies	858,874	699,059
Other assets	16,145	9,617
Total assets	900,647	733,514

Liabilities and shareholders' equity
Borrowings with a remaining maturity of one year or less:	95,000	79,856
Other borrowed money with a remaining maturity of more than one year	372,647	325,418
Other liabilities	25,344	22,083
Balances due to subsidiaries and related institutions	10,086	9,876
Total liabilities	503,077	437,233

Preferred stock	48,181	19,738
Common stock	573	525
Additional paid in capital	253,830	218,266
Accumulated other comprehensive income	(4)	(21)
Retained earnings	94,990	57,773
Total shareholders’ equity	397,570	296,281
Total liabilities and shareholder's equity	$900,647	$733,514

Statements of Income

	For the year ended December 31,
	2025	2024	2023
Interest income	$722	$1,851	$2,319
Interest expense	34,438	26,647	18,797
Net interest loss	(33,716)	(24,796)	(16,478)
Noninterest income:
Dividends	54,012	42,107	60,317
All other operating income (loss)	361	2,970	(2,345)
Total noninterest income	54,373	45,077	57,972
Noninterest expense:
Salaries and employee benefits	10,984	10,476	9,365
Other expenses	16,795	13,627	10,962
Total noninterest expense	27,779	24,103	20,327
Net Income (loss) before equity in undistributed income of subsidiaries	(7,122)	(3,822)	21,167
Income tax expense (benefit)	3,955	2,428	(14,837)
Income (loss) before undistributed income of subsidiaries	(11,077)	(6,250)	36,004
Equity in undistributed income of subsidiaries and associated companies:	71,589	57,103	26,813
Net income	$60,512	$50,853	$62,817

Statements of Cash Flows

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$60,512	$50,853	$62,817
Provisions for deferred income taxes	8,339	13,110	(5,814)
Gain (loss) on sale of assets	(179)	(1,135)	539
Equity in Undistributed (earnings) losses of subs	(71,589)	(57,103)	(26,813)
Net change in other liabilities	364	(35,489)	(40,414)
Net change in other asset	(2,161)	5,215	(10,759)
Other, net	4,825	6,634	7,570
Net cash provided by (used in) operating activities	111	(17,915)	(12,874)

Cash flow from investing activities
Purchases of held-to-maturity and available-for-sale securities	—	(19,899)	—
Sales and maturities of held-to-maturity and available-for-sale securities	—	20,000	—
Payments for investments in and advances to subsidiaries	(153,915)	(176,333)	(96,265)
Sale or repayment of investments in and advances to subsidiaries	63,416	95,543	—
Outlays for business acquisitions	—	—	(21,322)
Other, net	—	39	14
Net cash used in investing activities	(90,499)	(80,650)	(117,573)

Cash flow from financing activities
Proceeds from issuance of long-term debt	90,875	154,050	90,000
Repayment of long-term debt	(30,000)	(38,250)	—
Proceeds from issuance of common stock	5,090	14,036	—
Proceeds from issuance of preferred stock	58,181	—	19,493
Payment to repurchase common stock	(1,557)	(711)	—
Dividends paid	(28,044)	(20,252)	(14,147)
Other, net	(2,572)	(5,056)	(2,826)
Net cash provided by financing activities	91,973	103,817	92,520

Net increase (decrease) in cash and restricted cash	1,585	5,252	(37,927)
Cash and restricted cash - beginning of period	19,123	13,871	51,798
Cash and restricted cash - end of period	$20,708	$19,123	$13,871

Borrowings and Maturities

Refer to NOTE 13—BORROWINGS for a schedule of borrowings that includes the notes issued by the parent company. Refer to the Liquidity and Capital Resources section of the MD&A under the Contractual Obligations section for a schedule of maturities.

Guarantees
The Company is a guarantor on the SPV I Capital One Facility. Maximum borrowings under the SPV I Facility are $100.0 million. The lender’s commitments terminate in July 2027, with all amounts due under the SPV I Facility maturing in July 2028. At December 31, 2025, total principal owed by SPV I was $16.6 million. At December 31, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV II Deutsche Bank Facility. Maximum borrowings under the SPV II Deutsche Bank Facility are $170.0 million. The Deutsche Bank Facility matures in December 2027. At December 31, 2025, total principal owed by SPV II was $169.8 million. At December 31, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on the SPV III One Florida Bank Facility. Maximum borrowings under the SPV III One Florida Bank Facility are $35.0 million. The One Florida Bank Facility matures in August 2028. At December 31, 2025, total principal owed by SPV III was $33.3 million. At December 31, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantee. On August 7, 2025, the SPV III One Florida Bank Facility was amended to increase maximum borrowings under the line to $30.0 million.

The Company is a guarantor on the Goldman Facility, a term loan facility between NMS with Goldman with an aggregate principal amount up to $95.0 million. The Goldman Facility matures in September 2030. At December 31, 2025, total principal outstanding was $89.8 million. At December 31, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantee.

The Company is a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million restricted cash account to secure these potential obligations.

The Company is a guarantor on NMS’s potential obligations to Synovus Bank (“Synovus”) pursuant to the credit card processing bank sponsorship agreement between NMS and Synovus. Synovus may not seek to enforce the guaranty unless and until NMS has materially defaulted on the guaranteed obligations and failed to cure such default(s) within thirty (30) days of receipt of written notice of such default(s) from Synovus. At December 31, 2025, the Company determined that it is not probable that payments would be required to be made under the guarantee.

NOTE 24—SUBSEQUENT EVENTS:

Securitization

On January 21, 2026, the Company’s subsidiary Newtek ALP Holdings closed a securitization pursuant to which it sold $251.9 million of Class A Notes, $35.9 million of Class B Notes, and $6.8 million of a Class C Note (collectively, the “2026-1 Notes”) issued by NALP Business Loan Trust 2026-1. The Notes are backed by $341.8 million of collateral, consisting of $284.4 million of Company originated ALP loans and a prefunding account to acquire additional ALP loans originated by the Company. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 5.796%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.296%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.146%. The 2026-1 Notes had a weighted average yield of 6.08% and an 86% advance rate.

Exchange of 2026 Notes for 2031 Notes and Repayment of 2026 Notes

On January 28, 2026, the Company closed on its offer to exchange any and all of its 2026 Notes for its newly issued 2031 Notes, and thereby exchanged $7.9 million in aggregate principal amount of outstanding 2026 Notes for an equal principal amount of 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031, and may be redeemed at the Company’s option, in whole or in part at any time or from time to time on or after February 1, 2028 at a redemption price of 100% of the outstanding principal amount of the 20231 Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. The 2031 Notes trade on the Nasdaq Global Market under the trading symbol “NEWTO.”

On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.

Issuance of 2033 Notes

On February 18, 2026, the Company completed an exempt offering of $15.0 million aggregate principal amount of its 8.375% Notes due 2033 (the “ 2033 Notes” and the "Offering"). The Offering was consummated pursuant to the terms of a purchase agreement (the “Purchase Agreement”) dated February 17, 2026 between the Company and an institutional accredited investor (the “Purchaser”). The Purchase Agreement provided for the Note to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied upon this exemption from registration based in part on representations made by the Purchaser. The 2033 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2033 Notes were approximately $14.9 million. The Company intends to use the net proceeds from the sale of the 2033 Notes for general corporate purposes.

The 2033 Notes will mature on March 1, 2033. The 2033 Notes may be redeemed by the Company, at its option, at a make-whole price at any time prior to January 1, 2033, or at a price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2033 Notes bear interest at a rate of 8.375% per year payable semiannually on February 1 and August 1 each year, beginning on August 1, 2026. The 2033 Notes will be the Company’s direct unsecured obligation and ranks pari passu, or equal, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The 2033 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.