Form 10-Q
period 2026-03-31
NewtekOne, Inc.
filed 2026-05-08
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 7, 2026, there were 28,858,921 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2025-1 Trust	NALP Business Loan Trust, Series 2025-1
2026-1 Trust	NALP Business Loan Trust, Series 2026-1
Unconsolidated Trusts	Collectively, the 2025-1 Trust and 2026-1 Trust
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 5.00% Notes	5.00% Notes due 2025, matured March 31, 2025
2025 8.125% Notes	8.125% Notes due 2025, exchanged for 2027 Notes
2025 Notes	Collectively, the 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026, matured February 1, 2026
2027 Notes	8.125% Notes due 2027
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
2030 Notes	8.375% Notes due 2030
2031 Notes	8.50% Notes due 2031
2033 Notes	8.375% Notes due 2033
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
Original ATM Equity Distribution Agreement	The Original ATM Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
Amended and Restated Equity Distribution Agreement	The Amended and Restated Equity Distribution Agreement, dated June 6, 2025, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
BHCA	Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
C&I LA	Long amortizing C&I loans, also known as ALP loans
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
Deutsche Bank	Deutsche Bank AG
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Federal Reserve	Board of Governors of the Federal Reserve System

FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses; revenue from $1.0 million to $100.0 million
SOFR	Secured Overnight Financing Rate
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity
Webster	Webster Bank, N.A.
Bank borrowings	Collectively, the below facilities:
NMS Goldman Facility	Revolving Credit and Guaranty Agreement between NMS and its wholly-owned subsidiary, Mobil Money, LLC, together with NBSH Holding, LLC, the direct sole member of NMS
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One (terminated March 25, 2026)
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
Consolidated Subsidiaries, Joint Ventures and Other Investments
NSBF	Newtek Small Business Finance, LLC
NCL	Newtek Commercial Lending, Inc., a former wholly-owned subsidiary of NewtekOne Inc., merged into NALH on May 13, 2025
Newtek Bank	Newtek Bank, National Association
NALH or Newtek ALP Holdings	Newtek Business Services Holdco 6, Inc.
NMS	Newtek Merchant Solutions, LLC, a wholly-owned subsidiary of NBC
Mobil Money	Mobil Money, LLC, a wholly-owned subsidiary of NMS
NTS	Newtek Technology Solutions, Inc., a former wholly-owned subsidiary of the Company, sold to IPM on January 2, 2025
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC, dba Newtek Payroll and Benefits Solutions
NIA	Newtek Insurance Agency, LLC
TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 95.49% owned consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a former 50% owned joint venture, 100% Company owned as of August 27, 2025 and dissolved on September 30, 2025

TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
IPM	Intelligent Protection Management Corp., formerly Paltalk, Inc.
IPM Preferred Stock	4.0 million shares of IPM Series A Non-Voting Common Equivalent Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$5,222	$4,196
Restricted cash (amounts related to VIEs of $6.3 million and $6.3 million, respectively)	22,195	26,477
Interest bearing deposits in banks	375,599	279,618
Total cash and cash equivalents	403,016	310,291
Debt securities available-for-sale, at fair value	15,843	16,829
Loans held for sale, at fair value	769,225	971,837
Loans held for sale, at LCM	20,395	26,532
Loans held for investment, at fair value (amounts related to VIEs of $187.0 million and $198.4 million, respectively)	264,011	281,198
Loans held for investment, at amortized cost, net of deferred fees and costs	988,269	896,689
Allowance for credit losses	(46,721)	(45,226)
Loans held for investment, at amortized cost, net	941,548	851,463
Federal Home Loan Bank and Federal Reserve Bank stock	4,572	4,234
Settlement receivable	51,512	438
Residuals in securitizations, at fair value	197,501	76,701
Joint ventures and other investments, at fair value (cost of $36,294 and $36,692), respectively	43,213	47,719
Goodwill and intangibles	14,561	14,597
Right of use assets	2,683	2,790
Deferred tax asset, net	6,270	—
Servicing assets, at fair value	13,622	15,358
Servicing assets, at LCM	41,698	29,564
Other assets	97,097	95,268
Total assets	$2,886,767	$2,744,819

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	March 31, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$71,629	$53,873
Interest-bearing	1,787,244	1,364,535
Total deposits	1,858,873	1,418,408
Borrowings (including borrowings of VIEs of $113.9 million and $127.1 million, respectively)	550,471	819,888
Lease liabilities	2,760	2,874
Deferred tax liabilities, net	—	10,728
Due to participants	27,455	52,389
Accounts payable, accrued expenses and other liabilities	42,517	42,962
Liabilities directly associated with assets held for sale	—	—
Total liabilities	2,482,076	2,347,249

Commitment and contingencies (Note 13)
Shareholders' Equity:
Series B Preferred stock (par value $0.02 per share; 54 authorized, 50 issued and outstanding)	48,181	48,181
Common stock (par value $0.02 per share; 199,980 authorized, 28,846 and 28,658 issued and outstanding, respectively)	577	573
Retained earnings	101,838	94,990
Additional paid-in capital	254,101	253,830
Accumulated other comprehensive loss, net of income taxes	(6)	(4)
Total shareholders' equity	404,691	397,570
Total liabilities and shareholders' equity	$2,886,767	$2,744,819

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended March 31,
	2026	2025
Interest income
Debt securities available-for-sale	$216	$276
Loans and fees on loans	37,702	34,483
Other interest earning assets	8,323	3,131
Total interest income	46,241	37,890
Interest expense
Deposits	15,270	9,845
Notes and securitizations	9,402	10,974
Bank and FHLB borrowings	4,343	3,138
Total interest expense	29,015	23,957
Net interest income	17,226	13,933
Provision for credit losses	9,608	13,505
Net interest income after provision for credit losses	7,618	428
Noninterest income
Dividend income	450	1,686
Net loss on loan servicing assets	(6,197)	(3,652)
Servicing income	6,385	5,525
Net gains on sales of loans	26,682	12,961
Net gain on residuals in securitizations	56,144	—
Net (loss) gain on loans under the fair value option	(49,578)	18,077
Electronic payment processing income	10,404	10,609
Other noninterest income	9,441	7,192
Total noninterest income	53,731	52,398
Noninterest expense
Salaries and employee benefits expense	23,096	21,316
Electronic payment processing expense	4,121	4,447
Professional services expense	2,603	3,435
Other loan origination and maintenance expense	6,227	4,417
Technology expense	2,953	2,728
Other general and administrative costs	5,263	4,834
Total noninterest expense	44,263	41,177
Net income before taxes	17,086	11,649
Income tax expense	3,685	2,282
Net income	13,401	9,367
Dividends to preferred shareholders	(1,063)	(400)
Net income available to common shareholders	$12,338	$8,967
Earnings per Common Share:
Basic	$0.43	$0.36
Diluted	$0.43	$0.35

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$13,401	$9,367
Other comprehensive income (loss) before tax:
Net unrealized (loss) gain on debt securities available-for-sale during the period	(2)	28
Other comprehensive (loss) income before tax	(2)	28
Income tax expense (benefit)	—	(2)
Other comprehensive (loss) income net of tax	(2)	30
Comprehensive income	$13,399	$9,397

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	50	48,181	28,658	$573	$94,990	$253,830	$(4)	$397,570
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	557	—	557
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	7	—	(77)	77	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(30)	(1)	—	(432)	—	(433)
Restricted stock awards, net of forfeitures	—	—	204	5	—	(8)	—	(3)
ESPP issuances	—	—	7	—	—	77	—	77
Dividends declared common shares ($0.19/share)	—	—	—	—	(5,413)	—	—	(5,413)
Dividends declared preferred shares ($21.25/share)	—	—	—	—	(1,063)	—	—	(1,063)
Net income	—	—	—	—	13,401	—	—	13,401
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2026	50	$48,181	28,846	$577	$101,838	$254,101	$(6)	$404,691

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20	$19,738	26,291	$526	$57,773	$218,266	$(21)	$296,282
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	1,828	—	1,828
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	35	1	(367)	366	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(3)	—	—	(46)	—	(46)
Restricted stock awards, net of forfeitures	—	—	15	—	—	—	—	—
ESPP issuances	—	—	4	—	—	54	—	54
Dividends declared common shares ($0.19/share)	—	—	—	—	(4,835)	—	—	(4,835)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	(400)	—	—	(400)
Net income	—	—	—	—	9,367	—	—	9,367
Other comprehensive income, net of tax	—	—	—	—	—	—	30	30
Balance at March 31, 2025	20	$19,738	26,342	$527	$61,538	$220,468	$9	$302,280

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$13,401	$9,367
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized depreciation (appreciation) on joint ventures and other investments	2,523	(1,110)
Net gain (loss) on loans accounted for under the fair value option	49,578	(18,077)
Net gain on residuals in securitizations	(56,144)	—
Net loss on loan servicing assets	6,197	3,652
Net unrealized (appreciation) depreciation on warrants and derivative transactions	(249)	1,724
Net gain on sales of loans	(26,682)	(12,961)
Net accretion of premium/discount on debt securities available-for-sale and loans	400	(905)
Amortization of deferred financing costs and deferred loan fees and costs	1,420	983
Provision for credit losses	9,608	13,505
Lower of cost or market adjustment on loans held for sale	(24)	—
Bad debt expense, net of recoveries	(107)	85
Stock compensation expense	565	1,834
Deferred income tax (benefit) expense	(16,996)	2,791
Depreciation and amortization	36	146
Proceeds from sale of loans held for sale	118,869	142,933
Purchase of loans held for sale	(22,179)	—
Funding of loans held for sale	(267,951)	(247,439)
Principal received on loans held for sale	4,707	2,797
Other, net	(186)	(266)
Changes in operating assets and liabilities:
Settlement receivable	(51,074)	46,376
Other assets	(3,856)	(19,170)
Due to participants	(24,934)	14,049
Accounts payable, accrued expenses and other liabilities	5,618	(1,018)
Net cash used in operating activities	(257,460)	(60,704)

Cash flows from investing activities:
Principal received on loans held for investment, at fair value	15,119	18,607
Repurchases of loans held for investment, at fair value	(2,987)	(905)
Net increase in loans held for investment, at cost	(100,083)	(110,671)
Proceeds from sales of Biller Genie and Newtek Technology Solutions, Inc.	1,983	4,000
Return of capital from joint ventures and other investments	—	14
Purchase of fixed assets	(89)	(37)
Sales of Federal Home Loan Bank and Federal Reserve Bank stock	23	158
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(361)	(435)
Purchases of available-for-sale securities	(8,367)	(1,976)
Maturities of available-for-sale securities	9,500	12,000
Net cash used in investing activities	(85,262)	(79,245)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Borrowing on bank notes payable	9,852	129,000
Repayment on bank notes payable	(193,973)	(43,822)
Net increase (decrease) in deposits	439,462	(7,001)
Repayment of Federal Home Loan Bank advances	(561)	(3,500)
Proceeds from 2033 8.375% Notes	15,000	—
Maturity of 2026 5.50% Notes	(87,123)	—
Maturity of 2025 5.00% Notes	—	(30,000)
Proceeds from 2030 Notes	—	30,000
Payments on Notes Payable - Securitization Trusts	(13,287)	(16,027)
Proceeds related to residuals in securitizations	273,074	—
Dividends paid, net of dividend reinvestment plan	(6,476)	(5,233)
Payments of deferred financing costs	(158)	(710)
Proceeds from common stock issued under ESPP, net of discount	70	48
Purchase of vested stock for employee payroll tax withholding	(433)	(46)
Net cash provided by financing activities	435,447	52,709
Net increase (decrease) in cash and restricted cash	92,725	(87,240)
Cash and restricted cash—beginning of period (NOTE 2)	310,291	381,374
Cash and restricted cash—end of period (NOTE 2)	$403,016	$294,134

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$3,703	$705
Dividends declared but not paid during the period	$—	$5,235
IPM stock acquired	$—	$8,200
IPM earn-out	$—	$2,268

Supplemental disclosure of cash flow information:
Interest paid	$29,775	$24,788
Income taxes paid	$232	$4

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying notes to the consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 10, 2026 (the “2025 Form 10-K”). The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The annualized results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The December 31, 2025 consolidated statements of financial condition has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

Consolidation

The consolidated financial statements include the accounts of NewtekOne, its subsidiaries and certain VIEs. Significant intercompany balances and transactions have been eliminated. The Company consolidates a subsidiary if the Company has a controlling financial interest in the entity as a result of holding a majority of the voting rights. VIEs are consolidated if NewtekOne has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., NewtekOne is the primary beneficiary). The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis. Investments in companies which are not VIEs, but in which the Company has more than minor influence over the operating and financial policies, are accounted for using the equity method of accounting. Investments in VIEs where NewtekOne is not the primary beneficiary of a VIE are accounted for using the equity method of accounting. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the investment balance. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
A more detailed description of our accounting policies is included in the Company’s 2025 Form 10-K, which accounting policies remain significantly unchanged. There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2025 Form 10-K.

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of March 31, 2026, cash deposits in excess of insured amounts totaled $119.5 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of March 31, 2026.
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

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of March 31, 2026 and 2025 and December 31, 2025:

	March 31, 2026	March 31, 2025	December 31, 2025
Cash and due from banks	$5,222	$10,201	$4,196
Restricted cash	22,195	24,151	26,477
Interest bearing deposits in banks	375,599	259,782	279,618
Total cash and cash equivalents	$403,016	$294,134	$310,291

	March 31, 2026	March 31, 2025	December 31, 2025
Cash held at Federal Reserve Bank[1]	$374,400	$259,343	$277,828
Cash held at other financial institutions	28,616	34,791	32,463
Total cash and cash equivalents	$403,016	$294,134	$310,291
1 Subject to changes in the Federal Funds rate set by the Federal Open Market Committee

Allowance for Credit Losses – Loans HFI at amortized cost

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

SBA 7(a):     The SBA 7(a) portfolio includes loans originated under the federal Section 7(a) loan program (the “SBA 7(a) Program”), i.e., SBA 7(a) loans. The SBA is an independent government agency that facilitates one of the nation’s largest sources of SMB financing by providing credit guarantees for its loan programs. SBA 7(a) loans are partially guaranteed by the SBA, with SBA guarantees typically ranging between 50% and 90% of the principal and interest due. Under the SBA 7(a) Program, a bank or other lender licensed by the SBA may underwrite loans between $5.0 thousand and $5.0 million for a variety of general business purposes based on the SBA 7(a) Program requirements. The Company applies the zero loss expectation exemption under CECL to the guaranteed portion of the SBA 7(a) loans. The unguaranteed portion of the SBA 7(a) loans that are held on balance sheet at amortized cost are subject to an ACL. In the context of CECL, these SBA 7(a) loans are held at Newtek Bank.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2026 and 2025, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Settlement Receivable

Settlement receivable represents amounts due from third parties for guaranteed portions of SBA 7(a) loans which have been sold at period-end but have not yet settled. The guaranteed portion of SBA 7(a) loan principal balances that have been sold but not yet settled as of March 31, 2026 and December 31, 2025, was $46.8 million and $0.4 million, respectively. The settlement receivable also includes $4.7 million and $41.0 thousand of premiums, which have been recognized in Net Gains on Sales of Loans as of March 31, 2026 and December 31, 2025, respectively.

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

Residuals in Securitizations, at Fair Value

The residuals in securitizations, at fair value, arise from the NALP Business Loan Trust 2025-1 and 2026-1 ALP securitizations that the Company closed on April 23, 2025 and January 21, 2026, respectively. Residuals in securitizations were $197.5 million and $76.7 million as of March 31, 2026 and December 31, 2025, respectively. Both the 2025-1 and 2026-1 Trusts (collectively “the Unconsolidated Trusts”) meet the definition of a VIE. The Company holds a variable interest in the VIE, however, the Company is not considered the primary beneficiary of the VIE, because the power over the activities that have the most significant impact on the economic performance of the Unconsolidated Trusts is held by the owners of the Class C Notes issued by the respective Unconsolidated Trust, and therefore, the Company is not required to consolidate the Unconsolidated Trusts. The Company’s beneficial interest in the Unconsolidated Trusts is evidenced by NALH’s sole ownership of the Ownership Certificates and its beneficial interest in the credit risk of the securitized ALP Loans. As the Sponsor (NALH) is a wholly owned subsidiary of the Company, the Company effectively owns 100% of the equity interest in the Unconsolidated Trusts. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.
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

Recently Adopted Accounting Pronouncements

Debt—Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments (ASU 2024-04): In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company adopted this guidance as of January 1, 2026 and the adoption of the standard did not have a material impact on its consolidated financial statements.

Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU No. 2025-05, which provides a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from Transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The amendments require that an entity may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 is required to be applied prospectively. The Company adopted this guidance as of January 1, 2026 and the adoption of the standard did not have a material impact on its consolidated financial statements.

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

Codification Improvements: In December 2025, the FASB issued ASU 2025-12, to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The updates represents changes to the Codification that (1) clarity, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2027 and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES:
SBA 7(a) Loan Securitizations
From 2010 through June 2023, NSBF engaged in thirteen (13) securitizations of the unguaranteed portions of its SBA 7(a) loans. In each of these SBA 7(a) loan securitizations, the unguaranteed portions of the SBA 7(a) loans were transferred to a special purpose vehicle (a “Trust”), which in turn issued notes against the Trust’s assets in private placements. The Trust’s primary source of income for repaying the securitization notes is the cash flows generated from the unguaranteed portion of SBA 7(a) loans owned by the Trust. A Trust is considered to be a VIE.
Assets owned by the securitization Trusts, which are VIEs, have been included in the Company’s consolidated financial statements as a result of the Company concluding that it is (or was) the primary beneficiary of the Trust. The Company therefore consolidated the entities using the carrying amounts of the Trusts’ assets and liabilities and reflects the assets in Restricted cash and Loans held for investment, at fair value and reflects the associated financing in Borrowings on the Consolidated Statements of Financial Condition. The creditors or other beneficial interest holders of Trusts for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the Trust and do not have recourse to the Company.
Three (3) of these NSBF 7(a) loan securitizations remain consolidated as of March 31, 2026. Risks associated with the Company’s involvement with the consolidated Trusts includes potential losses of residual interests in the Trusts.
The following table presents the total assets and total liabilities associated with the Company’s variable interests in consolidated Trusts, as classified in the consolidated statements of financial condition:

	March 31, 2026	December 31, 2025
Restricted cash	$6,303	$6,303
Loans held for investment, at fair value	186,965	198,434
Total assets	$193,268	$204,737

Borrowings	$113,944	$127,050
Total liabilities	$113,944	$127,050
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

On January 21, 2026, Newtek ALP Holdings closed a securitization pursuant to which it sold $251.9 million of Class A Notes, $35.9 million of Class B Notes, and $6.8 million of a Class C Note (collectively, the “2026-1 Notes”) issued by NALP Business Loan Trust 2026-1. The Notes were backed by $341.8 million of collateral, consisting of $284.4 million of Company originated ALP loans and a prefunding account to acquire additional ALP loans originated by the Company. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 5.796%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.296%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.146%. The 2026-1 Notes had a weighted average yield of 6.08% and an 86% advance rate.
Both the 2025-1 and 2026-1 Trusts (collectively “the Unconsolidated Trusts”) meet the definition of a VIE and the Company holds a variable interest in the Unconsolidated Trusts, however, the Company is not considered the primary beneficiary of the Unconsolidated Trusts, because the power over the activities that have the most significant impact on the economic performance of each Securitization Trust is held by a single noteholder who has the unilateral ability to remove the Company, without cause, as decision maker over the activities that most significantly impact the economic performance of the Unconsolidated Trusts. Consequently the Company is not required to consolidate the Unconsolidated Trusts. The Company’s beneficial interest in the Unconsolidated Trusts is evidenced by sole ownership of the Ownership Certificates and its beneficial interest in the credit risk of the securitized ALP Loans. Newtek ALP Holdings, the sponsor of the Securitization Trusts, is a wholly owned subsidiary of the Company, therefore the Company effectively owns 100% of the equity interest in the Unconsolidated Trusts.
The Company’s continuing involvement with and exposure to loss from the VIEs includes the carrying value of the retained interest, and obligations under representations and warranties contained in the loan sale agreements. Creditors of the Unconsolidated Trusts have no recourse to the Company’s assets or general credit. The underlying performance of the ALP loans transferred to the Unconsolidated Trusts have a direct impact on the fair values and cash flows of the beneficial interests held and the servicing asset recognized.
The Company’s investments in the Unconsolidated Trusts are accounted for using the fair value option under ASC 825, with changes in fair value recognized in earnings each reporting period, and is classified in Residuals in securitizations, at fair value in the Company’s consolidated statements of financial condition, and consisted of the following:

	March 31, 2026
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$197,501	$—	$197,501	$512,420

	December 31, 2025
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$76,701	$—	$76,701	$202,015

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Residuals in securitizations, at fair value (NOTE 3)	$79,657	$197,501	$32,481	$76,701
Joint ventures and other investments	36,294	43,213	36,692	47,719
Debt securities available-for-sale, at fair value	15,850	15,843	16,836	16,829
Federal Home Loan Bank and Federal Reserve Bank stock	4,572	4,572	4,234	4,234
Total investments	$136,374	$261,129	$90,243	$145,483

The Company’s Investments in Joint Ventures (JV) and Other Investments

NCL JV: On May 20, 2019, the Company and its joint venture partner launched NCL JV to provide ALP loans to U.S. middle-market companies and small businesses. NCL JV was a 50/50 joint venture between NCL, a wholly-owned subsidiary of the Company, and Conventional Lending TCP Holding, LLC (“TCP”), a wholly-owned, indirect subsidiary of BlackRock TCP Capital Corp. (Nasdaq: TCPC). On January 28, 2022, NCL JV closed a securitization with the sale of $56.3 million of Class A Notes, NCL Business Loan Trust 2022-1, Business Loan-Backed Notes, Series 2022-1, secured by a segregated asset pool consisting primarily of NCL JV’s portfolio of ALP loans secured by liens on commercial or residential mortgaged properties, originated by NCL JV and NBL. The Notes were rated “A” (sf) by DBRS Morningstar. The Notes were priced at a yield of 3.209%. On August 25, 2025, the Class A Noteholders were re-paid in full, the assets owned by the NCL Business Loan Trust 2022-1 were distributed to NCL JV and the NCL Business Loan Trust 2022-1 was subsequently terminated. On August 27, 2025, NALH entered into an interest purchase agreement with TCP to acquire TCP’s 50% ownership interest in NCL JV for $15.75 million, resulting in NALH owning 100% of NCL JV. Since the assets acquired did not meet the definition of a business under ASC 805-10-55, the transaction was accounted for as an asset acquisition under ASC 805-50. On September 30, 2025, NALH dissolved NCL JV.

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

Intelligent Protection Management Corp.

On January 2, 2025, the Company completed the sale of its wholly owned subsidiary Newtek Technology Solutions, Inc. (“NTS”) to Paltalk, Inc. (subsequently renamed Intelligent Protection Management Corp. (“IPM”)) (Nasdaq: IPM) (the “NTS Sale”). In connection with the NTS Sale, the Company received the Closing Consideration consisting of $4.0 million Cash Consideration and 4.0 million shares of IPM Preferred Stock. Upon the occurrence of certain specified transfers of the IPM Preferred Stock, each share of IPM Preferred Stock will automatically convert into one share of common stock of IPM, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out in an amount of up to $5.0 million, payable in cash, IPM Preferred Stock, or a combination thereof (as determined in IPM’s discretion), based on IPM’s achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Company assesses the likelihood of the earn-out being achieved on a quarterly basis and records the resulting fair value, as disclosed in the table below. As of March 31, 2026, the Company has determined the fair value of the earn-out to be $837 thousand. The Company is entitled to appoint one representative to the IPM board of directors. Barry Sloane, the Company’s Chief Executive Officer serves on the IPM board of directors as the Company’s representative. The Company has accounted for its investment in IPM under ASC 321 beginning in the first quarter of 2025 and as such management measured the equity investment at fair value and the carrying amount will be remeasured at each reporting period with changes in fair value recorded in earnings.

Investments related to our joint ventures and other investments for the three months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026		December 31, 2025
Company	Cost	Fair Value	Cost	Fair Value
Joint Ventures
TSO JV	25,520	35,950	25,520	37,250

Other Investments
EMCAP Loan Holdings, LLC	$306	$306	$306	$306
Biller Genie Software, LLC	—	—	398	1,983
Intelligent Protection Management Corp.
IPM Earnout	—	837	—	1,300
IPM Stock[1]	10,468	6,120	10,468	6,880
Total Other Investments	$10,774	$7,263	$11,172	$10,469
Total	$36,294	$43,213	$36,692	$47,719
1    Four million shares of IPM Preferred Stock with net gains/(losses) calculated based on a closing price of $1.53 and $1.72 on March 31, 2026 and December 31, 2025, respectively.

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of debt securities available-for-sale by major type as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury notes	$15,850	$—	$7	$15,843	$16,836	$—	$7	$16,829

As of March 31, 2026 and December 31, 2025, there was no accrued interest receivable on available-for-sale securities included in Other assets in the accompanying Consolidated Statements of Financial Condition.

During the three months ended March 31, 2026, and 2025, securities sold or settled were as follows:

	Three Months Ended March 31,
	2026		2025
	# of Securities	$	# of Securities	$
Securities sold or settled	two settled	$(9,500)	four settled	$(10,024)

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of debt securities available-for-sale by length of time each major security type has been in a continuous unrealized loss position:

	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$15,843	$7	$—	$—	3	$15,843	$7

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$16,829	$7	$—	$—	3	$16,829	$7

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale by contractual maturity:

	March 31, 2026		At December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$15,850	$15,843	$16,836	$16,829
After 1 year through 5 years	—	—	—	—
After 5 through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	$15,850	$15,843	$16,836	$16,829

Other information

The following table summarizes Newtek Bank’s debt securities available-for-sale pledged for deposits, borrowings, and other purposes:

	March 31, 2026	December 31, 2025
Pledged for deposits	$—	$—
Pledged for borrowings and other:
FRB borrowings	7,446	7,383
FHLB borrowings	8,397	9,446
Total pledged	$15,843	$16,829

NOTE 5—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value, includes SBA 7(a) loans originated by NSBF. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans by NSBF and where the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by collateral type for loans HFI, at fair value:

	Loans HFI, at Fair Value
	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
CRE	$125,322	$131,328	$131,015	$138,110
Residential Real Estate	47,750	46,474	52,229	50,539
Machinery and Equipment¹	44,149	40,936	46,552	43,266
Accounts Receivable and Inventory	41,866	35,317	43,944	38,670
Unsecured	4,013	4,047	4,295	4,259
Other²	7,885	5,909	8,619	6,354
Total	$270,985	$264,011	$286,654	$281,198
1    Machinery and Equipment includes one loan at NewtekOne at $4.7 million Cost and $4.7 million Fair value as of March 31, 2026, and $4.7 million Cost and $4.7 million Fair Value as of December 31, 2025.
2    Other includes one loan at NewtekOne at $1.0 million Cost and $0.2 million Fair Value as of March 31, 2026, and one loan at $1.0 million Cost and $0.2 million Fair Value as of December 31, 2025.

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

	Loans HFI, at Amortized Cost
	March 31, 2026	December 31, 2025
SBA	$582,944	$539,746
CRE	302,738	274,194
C&I	100,215	80,380
Total Loans	985,897	894,320
Deferred fees and costs, net	2,372	2,369
Loans held for investment, at amortized cost, net of deferred fees and costs	$988,269	$896,689
Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of March 31, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$11,198	$8,388	$7,870	$70,719	$98,175	$165,836	$264,011

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$10,843	$5,903	$2,732	$72,543	$92,021	$189,177	$281,198

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of March 31, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$18,808	$7,000	$—	$83,342	$109,150	$473,794	$582,944
CRE	—	—	—	2,809	2,809	299,929	302,738
C&I	323	241	—	1,302	1,866	98,349	100,215
Total, at amortized cost	$19,131	$7,241	$—	$87,453	$113,825	$872,072	$985,897
Deferred fees and costs							2,372
Total, at amortized cost net of deferred fees and costs							$988,269
Allowance for credit losses							(46,721)
Total, at amortized cost, net							$941,548

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$9,740	$5,628	$—	$74,008	$89,376	$450,370	$539,746
CRE	—	—	—	2,976	2,976	271,218	274,194
C&I	5,089	98	—	1,830	7,017	73,363	80,380
Total, at amortized cost	$14,829	$5,726	$—	$78,814	$99,369	$794,951	$894,320
Deferred fees and costs							2,369
Total, at amortized cost net of deferred fees and costs							$896,689
Allowance for credit losses							(45,226)
Total, at amortized cost, net							$851,463

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

The following tables present asset quality indicators by portfolio class and origination year at March 31, 2026 and December 31, 2025:

March 31, 2026	Term Loans HFI by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$—	$—	$15,696	$71,415	$98,600	$185,711
Risk Grades 5-6	—	—	—	4,441	20,322	53,512	78,275
Risk Grade 7	—	—	—	—	—	—	—
Risk Grade 8	—	—	—	—	25	—	25
Total	$—	$—	$—	$20,137	$91,762	$152,112	$264,011
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$51,550	$179,264	$147,811	$65,006	$—	$—	$443,631
Risk Grades 5-6	222	12,755	58,672	36,204	—	—	107,853
Risk Grade 7	—	2,409	10,608	8,736	—	—	21,753
Risk Grade 8	—	455	2,771	6,481	—	—	9,707
Total	$51,772	$194,883	$219,862	$116,427	$—	$—	$582,944
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$40,986	$93,451	$44,530	$25,344	$30,334	$53,740	$288,385
Risk Grades 5-6	—	8,814	849	—	1,733	2,957	14,353
Risk Grade 7	—	—	—	—	—	—	—
Total	$40,986	$102,265	$45,379	$25,344	$32,067	$56,697	$302,738
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$25,928	$54,362	$11,366	$2,403	$—	$—	$94,059
Risk Grades 5-6	—	796	5,113	32	—	—	5,941
Risk Grade 7	—	—	215	—	—	—	215
Total	$25,928	$55,158	$16,694	$2,435	$—	$—	$100,215
Total	$118,686	$352,306	$281,935	$164,343	$123,829	$208,809	$1,249,908

December 31, 2025	Term Loans HFI by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$—	$17,823	$78,437	$27,409	$82,954	$206,623
Risk Grades 5-6	—	—	3,861	19,677	7,498	43,431	74,467
Risk Grade 7	—	—	33	50	—	—	83
Risk Grade 8	—	—	—	25	—	—	25
Total	$—	$—	$21,717	$98,189	$34,907	$126,385	$281,198
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$189,147	$168,558	$74,500	$—	$—	$—	$432,205
Risk Grades 5-6	3,454	39,769	35,032	—	—	—	78,255
Risk Grade 7	332	11,069	10,205	—	—	—	21,606
Risk Grade 8	46	2,371	5,263	—	—	—	7,680
Total	$192,979	$221,767	$125,000	$—	$—	$—	$539,746
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$100,724	$52,167	$25,429	$30,508	$15,753	$42,090	$266,671
Risk Grades 5-6	1,800	885	—	1,742	—	3,096	7,523
Risk Grade 7	—	—	—	—	—	—	—
Total	$102,524	$53,052	$25,429	$32,250	$15,753	$45,186	$274,194
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$58,284	$12,367	$3,315	$—	$—	$—	$73,966
Risk Grades 5-6	711	5,383	36	—	—	—	6,130
Risk Grade 7	—	284	—	—	—	—	284
Total	$58,995	$18,034	$3,351	$—	$—	$—	$80,380
Total	$354,498	$292,853	$175,497	$130,439	$50,660	$171,571	$1,175,518

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the three months ended March 31, 2026 and 2025:

	March 31, 2026				March 31, 2025
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,873	$3,282	$40,071	$45,226	$1,430	$315	$28,488	$30,233
Charge offs	(130)	(584)	(7,794)	(8,508)	—	—	(5,131)	(5,131)
Recoveries	—	487	186	673	—	—	5	5
Provision for (recovery of) credit losses[1]	437	(13)	8,906	9,330	407	294	12,841	13,542
Total	$2,180	$3,172	$41,369	$46,721	$1,837	$609	$36,203	$38,649
1    Excludes $278 thousand and $(37) thousand of Provision for credit losses relating to unfunded commitments for the three months ended March 31, 2026 and 2025, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The following table presents the individually evaluated and collectively evaluated ACL by segment:

	March 31, 2026				December 31, 2025
ACL	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated	$—	$393	$11,164	$11,557	$—	$1,328	$12,311	$13,639
Collectively Evaluated	2,180	2,779	30,205	35,164	1,873	1,954	27,760	31,587
Total	$2,180	$3,172	$41,369	$46,721	$1,873	$3,282	$40,071	$45,226

The following table presents the recorded investment in loans individually evaluated and collectively evaluated by segment:

	March 31, 2026				December 31, 2025
Recorded Investment	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Individually Evaluated[1]	$17,765	$1,302	$83,342	$102,409	$18,487	$1,827	$74,008	$94,322
Collectively Evaluated	284,973	98,913	499,602	883,488	255,707	78,553	465,738	799,998
Total	$302,738	$100,215	$582,944	$985,897	$274,194	$80,380	$539,746	$894,320
1    Recorded at FV on a non-recurring basis

The amortized cost basis of loans on nonaccrual status and the associated ACL are as follows:

	March 31, 2026			December 31, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$48,358	$34,984	$11,164	$34,058	$39,950	$12,311
CRE	2,809	—	—	2,979	—	—
C&I	647	655	393	419	1,408	1,328
Total	$51,814	$35,639	$11,557	$37,456	$41,358	$13,639

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	March 31, 2026				December 31, 2025
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA	$53,412	$29,930	$83,342	$11,164	$44,066	$29,942	$74,008	$12,311
CRE	17,765	—	17,765	—	18,487	—	18,487	—
C&I	1,115	187	1,302	393	419	1,408	1,827	1,328
Total	$72,292	$30,117	$102,409	$11,557	$62,972	$31,350	$94,322	$13,639

Accrued interest on loans totaled $24.7 million and $22.4 million as of March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

During the three months ended March 31, 2026, the Company executed 1 loan modification involving borrowers experiencing financial difficulty. No loan modifications to borrowers experiencing financial difficulty were executed during the three months ended March 31, 2025. The following table summarizes the amortized cost basis of loans that were modified:

	Three Months Ended March 31, 2026
	Other-Than-Insignificant Payment Delay	Term Extension	Interest Rate Reduction	Principal Forgiveness	% of Total Class of Financing Receivable
SBA	$111	$—	$—	$—	$—
CRE	—	—	—	—	—
C&I	—	—	—	—	—
Total Modifications	$111	$—	$—	$—	$—

There were no modifications for borrowers experiencing financial difficulty that subsequently defaulted within twelve months of the modification date in the first three months of 2026 or 2025.

As of March 31, 2026, the amortized cost basis of modified loans was $111 thousand.

Loans held for sale, at fair value

	March 31, 2026	December 31, 2025
SBA 504 First Lien	$234,298	$201,013
SBA 504 Second Lien	35,369	31,207
SBA 7(a)	380,769	324,469
C&I LA1	98,551	—
ALP	20,238	415,148
Loans held for sale, at fair value	$769,225	$971,837
1    C&I LA loans originated by Newtek Bank, which began during the first quarter of 2026.

The following tables summarize the aging of accrual and non-accrual loans HFS, at fair value by class:

	As of March 31, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days[1]
SBA, at fair value	$3,658	$3,274	$16,680	$29,877	$53,489	$596,946	$650,435
C&I LA, at fair value[2]	—	—	—	—	—	98,552	98,552
ALP, at fair value	—	—	—	9,990	9,990	10,248	20,238
Total	$3,658	$3,274	$16,680	$39,867	$63,479	$705,746	$769,225
1    Loans are well collateralized and in the process of collection.
2    C&I LA loans originated by Newtek Bank, which began during the first quarter of 2026.

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$21,441	$5,018	$8,713	$12,580	$47,752	$508,937	$556,689
ALP, at fair value	9,049	—	—	11,634	20,683	394,465	415,148
Total	$30,490	$5,018	$8,713	$24,214	$68,435	$903,402	$971,837

Loans held for sale, at LCM

	March 31, 2026	December 31, 2025
SBA 504 First Lien	$15,898	$19,075
SBA 504 Second Lien	4,497	7,457
Loans held for sale, at LCM	$20,395	$26,532

The following tables summarize the aging of accrual and non-accrual loans HFS, at LCM by class:

	As of March 31, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$—	$—	$2,435	2,435	$17,960	$20,395

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$—	$—	$2,435	$2,435	$24,097	$26,532

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Due from affiliated companies[1]	100	100
Due to affiliated companies[2]	—	—
Total due to/due from affiliated companies, net	$100	$100
1    Included within Other assets
2    Included within Accounts payable, accrued expenses, and other liabilities

Transactions with joint ventures and other investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and other equity investments.

The following table summarizes the income earned from our joint ventures and other investments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Servicing income	$296	$494
Dividend income	450	1,687
Total income	$746	$2,181

There were no expenses related to our joint ventures and other investments for the three months ended March 31, 2026 and 2025.

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
FDIC insured deposits	$3,875	$4,054
Non-FDIC insured deposits	330	322
Total deposits from related parties and their affiliated companies	$4,205	$4,376

NOTE 7—SERVICING ASSETS:
Servicing assets held by NSBF are measured at fair value and the Company performs valuations on a quarterly basis. Servicing assets held by Newtek Bank, including Newtek Bank’s subsidiary SBL, and Newtek ALP Holdings are measured at lower of cost or market where the assets are initially recorded at fair value, then subsequently amortized, and assessed for impairment each reporting period.
The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, for the unguaranteed portions of SBA 7(a) loans in the NSBF sponsored securitizations, for SBA 504 loans sold where servicing is retained, and for the loan portfolios held by the TSO JV sponsored securitization and Newtek ALP Holdings and its sponsored securitizations.
The following table summarizes the unpaid principal balance of loans serviced at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
SBA 7(a)	$1,684,414	$1,698,866
ALP	650,946	345,856
504	48,216	48,302
Total loans serviced	$2,383,576	$2,093,024
The following table summarizes the fair value and valuation assumptions related to servicing assets at March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$13,622				$15,358
Discount factor[1]		11.25%	11.25%	11.25%		11.25%	11.25%	11.25%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		21.00%	21.00%	21.00%		21.00%	21.00%	21.00%
Servicing assets at LCM:	41,698				29,564
Discount factor[1]		10.66%	10.25%	11.25%		11.27%	10.75%	12.00%
Cumulative prepayment rate		33.04%	22.50%	50.00%		33.72%	22.50%	50.00%
Average cumulative default rate		17.26%	5.00%	21.00%		16.95%	5.00%	21.00%
Total	$55,320				$44,922
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 9—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets, at fair value. The following tables show a rollforward of servicing assets, at LCM for the three months ended March 31, 2026 and 2025:

Servicing Assets, at LCM	March 31, 2026	March 31, 2025
Balance at beginning of the period	$29,564	$24,195
Amortization[1]	(4,461)	(1,805)
Additions[2]	16,595	2,020
Impairment assessment	—	—
Balance at end of the period	$41,698	$24,410
1    Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2    Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing income earned for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Servicing income	$6,385	$5,525

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

The following table summarizes the carrying amount of goodwill:

	March 31, 2026	December 31, 2025
Banking	$271	$271
Payments	13,814	13,814
Total goodwill	$14,085	$14,085

Banking: The goodwill in the banking segment was generated from the Acquisition, representing the excess of the purchase price over the fair value of the net assets acquired.

Payments: The goodwill in the payments segment was generated from acquisitions by the legal entities within this segment prior to the consolidation of those entities into NewtekOne following the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At March 31, 2026			At December 31, 2025
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Banking - Core Deposits	$1,040	$564	$476	$1,040	$528	$512

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

Amortization expense for the three months ended March 31, 2026 and 2025 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$36	$41

The remaining estimated aggregate future amortization expense for intangible assets as of March 31, 2026 is as follows:

Amortization Expense
2026	$99
2027	114
2028	94
2029	73
2030	52
Thereafter	44
Total	$476

NOTE 9—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements at March 31, 2026
	Total	Level 1		Level 2	Level 3
Assets:
Debt securities available-for-sale, at fair value
U.S. Treasury notes	$15,843	$15,843		$—	$—
Loans held for sale, at fair value[3]	769,225	—		380,768	388,457
Loans held for investment, at fair value[3]	264,011	—		—	264,011
Other real estate owned, at LCM[1,2]	7,896	—		—	7,896
Residuals in securitizations, at fair value[3]	197,501	—		—	197,501
Servicing assets, at fair value[3]	13,622	—		—	13,622
Joint ventures and other investments, at fair value[3]	43,213	6,119	[5]	—	37,094
Derivative instruments[2,3]	978	—		978	—
Total assets measured at fair value	$1,312,289	$21,962		$381,746	$908,581
Liabilities:
Equity warrants[3,4]	$73	$—		$—	$73
Total liabilities measured at fair value	$73	$—		$—	$73
1    Non-recurring.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
4    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
5    Includes four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.53 on March 31, 2026.

	Fair Value Measurements at December 31, 2025
	Total	Level 1		Level 2		Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$16,829	$16,829		$—		$—
Loans held for sale, at fair value[3]	971,837	—		324,467		647,370
Loans held for investment, at fair value[3]	281,198	—		—		281,198
Other real estate owned, at LCM[1,2]	1,286	—		—		1,286
Residuals in securitizations, at fair value[3]	76,701					76,701
Servicing assets, at fair value[3]	15,358	—		—		15,358
Joint ventures and other investments[3]	47,719	6,880	[5]	1,983	[6]	38,856
Derivative instruments[2,3]	737	—		737		—
Total assets measured at fair value	$1,411,665	$23,709		$327,187		$1,060,769
Liabilities:
Equity warrants[3,4]	$81	$—		$—		$81
Total liabilities measured at fair value	$81	$—		$—		$81
1    Non-recurring.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
4    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
5    Includes four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.72 on December 31, 2025.
6     Includes the Biller Genie investment valued at the price that settled in January 2026.

The following tables represents the changes in the assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Investments	Residuals in Securitizations, at FV	Servicing Assets, at FV	Equity Warrants[1]
Fair value, December 31, 2025	$281,198	$647,370	$38,856	$76,701	$15,358	$81
Sales	98	(345,340)	—	—	—	—
Principal payments received	(15,119)	(3,903)	—	—	—	—
Foreclosed real estate acquired	(1,178)	—	—	—	—	—
SBA loans, funded	—	35,580	—	—	—	—
C&I LA loans, funded[3]	—	85,700	—	—	—	—
Purchases and repurchases of loans	2,987	22,179	—	—	—	—
Residuals in securitizations, notional	—	—	—	47,176	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	1,629	(53,129)	(1,762)	73,624	—	(8)
Other factors	(5,604)	—	—	—	(1,736)	—
Fair value, March 31, 2026	$264,011	$388,457	$37,094	$197,501	$13,622	$73
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Newtek Bank began originating C&I LA loans, also known as ALP loans, during the first quarter of 2026.

	Three Months Ended March 31, 2025
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Investments	Servicing Assets, at FV	Equity Warrants[1]
Fair value, December 31, 2024	$369,746	$372,286	$57,678	$22,062	$133
Reclass between loans at FV and LCM	—	20,949	—	—	—
Reclass between loans HFS and HFI	—	(2,550)	—	—	—
Sales	33	(109,246)	—	—	—
Principal payments received	(18,606)	(1,667)	—	—	—
Foreclosed real estate acquired	(705)	—	—	—	—
SBA loans, funded	—	177,030	—	—	—
ALP loans, funded	—	68,500	—	—	—
Additions[3]	—	—	3,508	—	—
Purchases and repurchases of loans	905	—	—	—	—
Capital contributions/(distributions)	—	—	(14)	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	(24)	22,656	1,110	—	(31)
Other factors	(4,555)	—	—	(1,847)	—
Fair Value, March 31, 2025	$346,794	$547,958	$62,282	$20,215	$102
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Investment in IPM.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2026 and December 31, 2025. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at March 31, 2026 and December 31, 2025.

	Fair Value as of		Weighted	Range
	March 31, 2026	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$193,292	Market yields	6.05%	6.05%	6.05%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$70,719	Market yields	7.00%	7.00%	7.00%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$388,457	Market yields	7.04%	6.62%	8.32%
		Cumulative prepayment rate	53.06%	50.00%	60.00%
		Average cumulative default rate	8.06%	5.00%	15.00%
Joint ventures and other investments	$37,094	Market yields	7.87%	7.82%	8.32%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	8.00%	6.00%	10.00%
Residuals in securitizations, at FV	$197,501	Market yields	7.82%	7.82%	7.82%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	8.00%	6.00%	10.00%
Servicing assets, at FV1	$13,622	Market yields	11.25%	11.25%	11.25%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Liabilities:
Equity warrants	$73	Expected volatility	45.00%	45.00%	45.00%
		Dividend yield	6.70%	6.70%	6.70%
		Risk free rate	3.95%	3.95%	3.95%
1    $13.6 million of servicing assets held at FV and $41.7 million of servicing assets held at LCM. Refer to NOTE 7—SERVICING ASSETS.

	Fair Value as of		Weighted	Range
	December 31, 2025	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$208,655	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$72,543	Market yields	7.00%	7.00%	7.00%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$647,370	Market yields	7.19%	6.43%	8.13%
		Cumulative prepayment rate	56.17%	50.00%	60.00%
		Average cumulative default rate	11.17%	5.00%	15.00%
Joint ventures and other investments	$38,856	Market yields	7.40%	6.71%	12.49%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.00%	7.00%	11.00%
Residuals in securitizations, at FV	$76,701	Market yields	7.58%	7.58%	7.58%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.00%	7.00%	11.00%
Servicing assets, at FV1	$15,358	Market yields	11.25%	11.25%	11.25%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Liabilities:
Equity warrants	$81	Expected volatility	45.00%	45.00%	45.00%
		Dividend yield	6.70%	6.70%	6.70%
		Risk free rate	3.95%	3.95%	3.95%
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

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	March 31, 2026
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,222	$5,222	$—	$—	$5,222
Restricted cash	22,195	22,195	—	—	22,195
Interest bearing deposits in banks	375,599	375,599	—	—	375,599
Loans HFS, at LCM	20,395	—	—	20,395	20,395
Loans HFI, at amortized cost, net of deferred fees and costs	988,269	—	—	1,113,501	1,113,501
Federal Home Loan Bank and Federal Reserve Bank stock	4,572	—	4,572	—	4,572
Financial Liabilities:
Time deposits	496,910	—	497,642	—	497,642
Borrowings	550,471	—	194,207	361,719	555,926

	December 31, 2025
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,196	$4,196	$—	$—	$4,196
Restricted cash	26,477	26,477	—	—	26,477
Interest bearing deposits in banks	279,618	279,618	—	—	279,618
Loans HFS, at LCM	26,532	—	—	26,532	26,532
Loans HFI, at amortized cost, net of deferred fees and costs	896,689	—	—	1,012,200	1,012,200
Federal Home Loan Bank and Federal Reserve Bank stock	4,234	—	4,234	—	4,234
Financial Liabilities:
Time deposits	439,805	—	440,688	—	440,688
Borrowings	819,888	—	283,999	543,999	827,998

The fair values of the components of Borrowings are included in the chart below:

	March 31, 2026		December 31, 2025
	Closing Price	Fair Value	Closing Price	Fair Value
Public Parent Company Notes[1]:
2026 Notes (5.50%)[2]	$—	$—	$25.19	$95,722
2028 Notes (8.00%)	25.05	40,080	25.20	40,320
2029 Notes (8.50%)	24.67	70,860	25.16	72,267
2029 Notes (8.625%)	25.13	75,390	25.23	75,690
2031 Notes (8.50%)	25.00	7,877	—	—
Subtotal (Level 2)		$194,207		$283,999

Private Parent Company Notes[3]		$117,998		$102,758
Securitizations[4]		113,944		127,050
FHLB Borrowings[4]		6,832		7,349
Other Bank Borrowings[4]		122,945		306,842
Subtotal (Level 3)		$361,719		$543,999

Total Borrowings		$555,926		$827,998
1    Fair values are based on the closing public share price on the date of measurement.
2    On February 1, 2026, the 2026 Notes matured.
3    Not recorded at fair value on a recurring basis. The fixed rate private Notes are held at par as of March 31, 2026 and December 31, 2025. Fair value calculations are performed based on implied treasury rates as of year end.
4    Fair value is calculated as the Borrowings Outstanding. Refer to NOTE 11—BORROWINGS.

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	March 31, 2026	December 31, 2025
Non-interest-bearing:
Demand	$71,629	$53,873
Interest-bearing:
Checking	170,871	150,025
Money market	104,092	93,341
Savings	1,015,371	681,364
Time deposits	496,910	439,805
Total interest-bearing	1,787,244	1,364,535
Total deposits	$1,858,873	$1,418,408

Time deposits, money market, and interest-bearing checking obtained through brokers	$69,465	$70,015
Aggregate amount of deposit accounts that exceeded the FDIC limit	$424,385	$394,346
Deposit overdrafts reclassified as loan balances	$90	$142
Certificates of deposit in excess of $0.25 million	$108,583	$92,372

The following table summarizes the scheduled maturities of time deposits:

2026	$382,411
2027	66,671
2028	22,268
2029	16,691
2030	8,725
Thereafter	144
Total time deposits	$496,910

NOTE 11—BORROWINGS:

At March 31, 2026 and December 31, 2025, the Company had borrowings composed of the following:

	March 31, 2026			December 31, 2025
	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate	Commitments	Borrowings Outstanding	Weighted Avg Interest Rate
Secured Borrowings:
Notes payable - Securitization Trusts[1,2]	$115,541	$113,944	6.27%	$128,827	$127,050	6.42%
NMS Goldman Facility[2]	95,000	88,201	9.17%	95,000	88,352	9.42%
SPV I Capital One Facility[2,3]	—	—	—%	100,000	16,085	6.59%
SPV II Deutsche Bank Facility[2]	170,000	4,532	7.12%	170,000	169,146	7.32%
SPV III One Florida Bank Facility[2]	35,000	30,212	7.75%	35,000	33,259	7.75%
FHLB Advances	14,000	6,832	2.70%	14,000	7,349	2.75%
Total Secured Borrowings	429,541	243,721	7.42%	542,827	441,241	7.82%
Unsecured Borrowings[2]:
2026 Notes[4,6]	—	—	—%	95,000	95,000	5.50%
2027 Notes[5]	50,000	49,975	8.125%	50,000	49,967	8.125%
2028 Notes	40,000	39,160	8.00%	40,000	39,073	8.00%
2029 Notes	71,808	70,193	8.50%	71,808	70,066	8.50%
2029 Notes	75,000	73,272	8.625%	75,000	73,150	8.625%
2030 Notes[4]	52,000	51,427	8.375%	52,000	51,391	8.38%
2031 Notes[6]	7,877	7,808	8.50%	—	—	—%
2033 Notes	15,000	14,915	8.375%	—	—	—%
Total Unsecured Borrowings	311,685	306,750	8.379%	383,808	378,647	7.35%
Total Borrowings	$741,226	$550,471	7.95%	$926,635	$819,888	7.53%

At March 31, 2026 and December 31, 2025, outstanding borrowings that are presented net of deferred financing costs consisted of the following:

	March 31, 2026			December 31, 2025
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Secured Borrowings:
Notes Payable - Securitization Trusts[1,2]	$115,541	$(1,597)	$113,944	$128,828	$(1,778)	$127,050
NMS Goldman Facility[2]	89,550	(1,349)	88,201	89,775	(1,423)	88,352
SPV I Capital One Facility[2,3]	—	—	—	16,600	(515)	16,085
SPV II Deutsche Bank Facility[2]	5,096	(564)	4,532	169,791	(645)	169,146
SPV III One Florida Bank Facility[2]	30,249	(37)	30,212	33,300	(41)	33,259
Unsecured Borrowings:
2026 Notes (5.50%)[4,6]	—	—	—	95,000	—	95,000
2027 Notes (8.125%)[5]	50,000	(25)	49,975	50,000	(33)	49,967
2028 Notes (8.00%)	40,000	(840)	39,160	40,000	(927)	39,073
2029 Notes (8.50%)	71,808	(1,615)	70,193	71,808	(1,742)	70,066
2029 Notes (8.625%)	75,000	(1,728)	73,272	75,000	(1,850)	73,150
2030 Notes (8.375%)[4]	52,000	(573)	51,427	52,000	(609)	51,391
2031 Notes (8.50%)[6]	7,877	(69)	7,808	—	—	—
2033 Notes (8.375%)	15,000	(85)	14,915	—	—	—
1    Non-recourse.
2    Net of deferred financing costs.
3    On March 25, 2026 the SPV I Capital One Facility was fully repaid and terminated.

4    On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. One of the investors also agreed to purchase $2.0 million in newly issued additional principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act. On February 1, 2026, the 2026 Notes matured.
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
6    On January 28, 2026, $7.9 million of 2026 Notes were tendered and exchanged for 2031 Notes in response to the Company’s offer to exchange the 2026 Notes for newly issued 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031. On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.
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

The 2033 Notes will mature on March 1, 2033. The 2033 Notes may be redeemed by the Company, at its option, at a make-whole price at any time prior to January 1, 2033, or at a price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2033 Notes bear interest at a rate of 8.375% per year payable semiannually on February 1 and August 1 each year, beginning on August 1, 2026. The 2033 Notes will be the Company’s direct unsecured obligation and ranks pari passu, or equal, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The 2033 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. At March 31, 2026, the Company was in compliance with all covenants related to the 2033 Notes.
2031 Notes
On January 28, 2026, the Company closed on its offer to exchange any and all of its 2026 Notes for its newly issued 2031 Notes, and thereby exchanged $7.9 million in aggregate principal amount of outstanding 2026 Notes for an equal principal amount of 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031, and may be redeemed at the Company’s option, in whole or in part at any time or from time to time on or after February 1, 2028 at a redemption price of 100% of the outstanding principal amount of the 2031 Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. The 2031 Notes trade on the Nasdaq Global Market under the trading symbol “NEWTO.” At March 31, 2026, the Company was in compliance with all covenants related to the 2031 Notes.

2026 Notes

In January 2021, the Company closed a public offering of $115.0 million aggregate principal amount of 5.50% Notes due 2026. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act. On January 28, 2026, $7.9 million of 2026 Notes were tendered and exchanged for 2031 Notes in response to the Company’s offer to exchange the 2026 Notes for newly issued 2031 Notes. Refer to 2031 Notes above for further detail.

On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.
SPV I Facility
Newtek ALP Holdings’ subsidiary (our indirect subsidiary) SPV I maintained a credit facility with a third party lender. SPV I had a Capital One facility with maximum borrowings of $60.0 million. Capital One’s commitment was scheduled to terminate in July 2027, with all amounts due under the SPV I Facility maturing in August 2028. On March 25, 2026 the SPV I Capital One Facility was fully repaid and terminated.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Total interest expense	$13,745	$14,112

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability[3]	Maturity (years)	Notional[1]	Asset[2]	Liability[3]	Maturity (years)
5-year Treasury Futures	$(107,426)	$978	$—	0.25 years	$(211,805)	$737	$—	0.25 years
1    Shown as a negative number when the position is sold short.
2     Shown in Other assets in the accompanying Consolidated Statements of Financial Condition.
3    Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other Noninterest Income in the consolidated statements of income for the three months ended March 31, 2026, and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$240	$415	$(1,755)	$(869)
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

NOTE 13—COMMITMENTS AND CONTINGENCIES:
Operating and Employment Commitments
The Company leases office space and other office equipment in several states under operating lease agreements which expire at various dates through 2030. Those office space leases which are for more than one year generally contain scheduled rent increases or escalation clauses. In addition, during 2026, the Company entered into one-year employment agreements with its named executive officers.
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
The following summarizes the Company’s obligations and commitments, as of March 31, 2026 for future minimum cash payments required under operating leases and employment agreements with the Company’s named executive officers:

Year	Operating Leases	Employment Agreements	Total
2026	$492	$2,106	$2,598
2027	552	702	1,254
2028	476	—	476
2029	367	—	367
2030	225	—	225
Thereafter	2,012	—	2,012
Total	$4,124	$2,808	$6,932

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

Unfunded Commitments

At March 31, 2026 and 2025, the Company had unfunded commitments as follows that the Company anticipates funding from the same sources it used to fund its other loan commitments:

	March 31, 2026	March 31, 2025
SBA 7(a) loans	$43,234	$20,766
SBA 504 loans	56,904	70,529
C&I loans	5,657	5,763
Total unfunded commitments	$105,795	$97,058

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

Series B Preferred Stock

On August 20, 2025, the Company closed an offering of 2,000,000 depository shares (the “Depository Shares”), each representing a 1/40th interest in a share of the Company’s 8.50% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share). The offering generated approximately $48.357 million in net proceeds to the Company. The newly issued Series B Preferred Stock will pay (and the holders of the Depository Shares will correspondingly receive) a non-cumulative 8.50% per annum cash dividend (payable quarterly when, as and if declared by the Company’s Board, on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2025) through October 1, 2030, at which time the dividend rate will reset based on the five-year US treasury rate on the relevant determination date plus a fixed spread and thereafter will reset on the fifth anniversary of the preceding reset date, with the dividend rate determined in the same manner. The Depository Shares are listed on the Nasdaq Global Market® under the ticker symbol “NEWTP.” The Company has not subsequently issued any preferred stock.

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

Common Stock

Equity ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into an ATM equity distribution agreement (the “Original ATM Equity Distribution Agreement”), which provided that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents thereunder (the “Equity ATM Program”). The Original ATM Equity Distribution Agreement was amended and restated on June 6, 2025 (the “Amended and Restated Equity Distribution Agreement”) and provides that the Company may offer and sell up to 5.0 million shares of Common Stock from time to time through the placement agents thereunder (inclusive of shares of Common Stock sold under the Original ATM Distribution Agreement) and added certain additional placement agents. The Company may, subject to market conditions, engage in activity under the Equity ATM Program.

There was no activity under the Equity ATM Program during the three months ended March 31, 2026 and 2025.

Debt ATM Program

On March 13, 2026, the Company entered into a Securities Distribution Agreement (the “Securities Distribution Agreement”), by and among the Company and the Placement Agents defined therein. Pursuant to the Securities Distribution Agreement, the Company may offer and sell up to $50.0 million aggregate principal amount (with respect to the Notes (as defined below)) and liquidation preference (with respect to the Depositary Shares (as defined below)) of its 8.50% Fixed Rate Senior Notes due 2029 (the “8.50% 2029 Notes”), 8.625% Fixed Rate Senior Notes due 2029 (the “8.625% 2029 Notes”) and/or 8.50% Fixed Rate Senior Notes due 2031 (the “2031 Notes,” and, together with the 8.50% 2029 Notes and the 8.625% 2029 Notes, the “Notes”) and its Depositary Shares, each representing a 1/40th interest in a share of 8.50% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (the “Depositary Shares,” and, together with the Notes, the “Securities”) from time to time through the Placement Agents acting as its sales agents in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through Nasdaq Global Market® or any other existing trading market in the United States for the Company’s Securities, sales made to or through a market maker other than on an exchange or otherwise, directly to the Placement Agents as principals, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or in any other method permitted by law. The Securities Distribution Agreement became effective as of March 12, 2026.

There was no activity under the Securities Distribution Agreement during the three months ended March 31, 2026.

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
There was no activity under the stock repurchase program during the three months ended March 31, 2026 and 2025.
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

On April 24, 2026, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2028 Notes and 2029 Notes during the following twelve months. Refer to NOTE 19—SUBSEQUENT EVENTS for additional information.

There was no activity under the debt repurchase program during the three months ended March 31, 2026.

Dividends and Distributions

Preferred Stock

The Company’s dividends and distributions on its Preferred Stock are recorded on the declaration date. The following table summarizes dividend declarations and distributions on the Series A and Series B Preferred Stock during the three months ended March 31, 2026 and 2025:

Date Declared	Series[1]	Record Date	Payment Date	Amount Per Share	Cash Distribution
Three months ended March 31, 2026
March 24, 2026	B	March 24, 2026	April 1, 2026	$21.25	$1,063

Three months ended March 31, 2025
March 31, 2025	A	March 30, 2025	April 1, 2025	$20.00	$400
1    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.

Common Stock

The Company’s dividends and distributions on the Common Stock are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions, including dividend shares issued on vested restricted stock awards, during the three months ended March 31, 2026 and 2025:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	Dividend Shares Issued on Unvested RSAs
Date Declared					#	$
Three months ended March 31, 2026
March 13, 2026	March 24, 2026	April 1, 2026	$0.19	$5,413	7	$74

Three months ended March 31, 2025
March 31, 2025	April 15, 2025	April 30, 2025	$0.19	$4,835	35	$367

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

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Net income available to common shareholders	$12,338	$8,967
Weighted-average basic shares outstanding	28,461	25,156
Basic earnings per share	$0.43	$0.36
Diluted earnings per share:
Net income, for diluted earnings per share[1,2]	$12,338	$8,967
Total weighted-average basic shares outstanding	28,461	25,156
Add effect of dilutive restricted stock awards[3]	212	394
Total weighted-average diluted shares outstanding[4,5]	28,673	25,550
Diluted earnings per share	$0.43	$0.35
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	48	998
1    For periods presented the Series A convertible preferred stock was anti-dilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
2    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.
3    Incremental diluted shares from restricted stock awards under the treasury stock method.
4    For the three months ended March 31, 2026 and 2025, the incremental diluted shares from Series A convertible preferred stock were not included in the diluted earnings per share count because the results would have been anti-dilutive under the treasury stock method.
5    For the three months ended March 31, 2026 and 2025, the warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.

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

	2023 Plan[1]	2015 Plan
Restricted Stock authorized under the plan[2]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2021 and prior	—	(438)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Year ended December 31, 2024	(497)	—
Year ended December 31, 2025	18	25
Three months ended March 31, 2026	(202)	—
Total net restricted stock (granted)/forfeited	(763)	(636)
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

Details of the Company’s outstanding shares related to restricted stock awards as of March 31, 2026 and December 31, 2025 are outlined below:

	March 31, 2026	December 31, 2025
Shares outstanding related to grants of restricted stock awards	370	245
Weighted average grant date fair value of awards	$13.14	$13.41
Additional shares outstanding related to dividends on awards	23	31

As of March 31, 2026 and December 31, 2025, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows:

	March 31, 2026	December 31, 2025
Unrecognized compensation expense on unvested awards	$4,969	$2,680
Weighted-average period of unrecognized compensation expense	1.3 years	1.3 years
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

The following table summarizes the Company’s ESPP activity from inception through March 31, 2026:

		Three Months Ended March 31,			Year Ended December 31,
		2026			2025			2024			2023
Offering Period Dates		Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount
Commencement	End
10/1/2023	3/15/2024	—	$—	$—	—	$—	$—	5	$9.83	$51	4	$13.05	51
4/1/2024	9/15/2024	—	$—	—	—	$—	—	10	$10.21	$101	—	$—	—
10/1/2024	3/15/2025	—	$—	$—	4	$10.97	$48	5	$11.03	$55	—	$—	—
4/1/2025	9/15/2025	—	$—	$—	14	$9.95	$142	—	$—	$—	—	$—	—
10/1/2025	3/15/2026	7	$10.23	$70	8	$10.23	$77	—	$—	—	—	$—	—
		7	$10.23	$70	26	$31.15	$267	20	$31.07	$207	4	$13.05	$51

The ESPP share activity is as follows:

Shares
ESPP shares authorized under the plan	200
ESPP shares purchased during:
Year ended December 31, 2023	(4)
Year ended December 31, 2024	(20)
Year ended December 31, 2025	(26)
Period ended March 31, 2026	(7)
Available for future purchases, March 31, 2026	143

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 is summarized below:

	Three Months Ended March 31,
	2026	2025
Restricted stock awards	$557	$1,828
ESPP	8	6
Total compensation cost recognized for stock-based compensation plans	$565	$1,834

NOTE 17—INCOME TAXES:

Effective Tax Rate

The effective tax rate was 21.57% and 19.59% for the three months ended March 31, 2026 and March 31, 2025, respectively. The effective tax rate differs from the federal tax rate of 21% for the three months ended March 31, 2026, due to stock compensation and investments. The effective tax rate differs from the federal tax rate of 21% for the three months ended March 31, 2025, due primarily to the recognition of the difference in basis in the Company’s investment in NTS.

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

Banking

Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model (see NSBF below) and originates and services SBA 504 loans, C&I loans, CRE loans and ABL loans. Beginning in the first quarter of 2026, Newtek Bank began originating C&I LA Loans. In addition, Newtek Bank offers depository services.

Alternative Lending

Alternative Lending includes NALH (Newtek ALP Holdings) and its subsidiaries. The Company originated loans under its Alternative Lending Program (ALP) from 2019 to December 2025. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV, and from 2024 until December 2025, NALH originated ALP loans HFS with the intent to securitize its ALP loan portfolio, e.g., the NALP Business Loan Trust 2025-1 securitization transaction that closed in April 2025 and the NALP Business Loan Trust 2026-1 securitization transaction that closed in January 2026.

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

The following tables provide financial information for the Company's segments:

As of and for the three months ended March 31, 2026
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$33,545	$(2)	$8,567	$(42)	$4,201	$(122)	$1,801	$(1,801)	$222	$(128)	$46,241
Interest expense	15,579	(261)	2,150	—	2,126	—	2,146	—	9,109	(1,834)	29,015
Net interest income/(loss)	17,966	259	6,417	(42)	2,075	(122)	(345)	(1,801)	(8,887)	1,706	17,226
Provision for loan credit losses	9,608	—	—	—	—	—	—	—	—	—	9,608
Net interest income after provision for loan credit losses	8,358	259	6,417	(42)	2,075	(122)	(345)	(1,801)	(8,887)	1,706	7,618
Noninterest income	48,237	(6,459)	3,903	—	(3,586)	—	10,880	(341)	7,026	(5,929)	53,731
Salaries and employee benefits expense	15,243	(1,105)	310	(310)	125	(125)	1,868	(356)	5,551	1,895	23,096
Electronic payment processing expense	—	—	—	—	—	—	4,448	(341)	14	—	4,121
Professional services expense	736	—	115	—	307	—	102	—	1,343	—	2,603
Other loan origination and maintenance expense	8,124	(3,943)	882	(522)	3,642	(1,968)	—	—	31	(19)	6,227
Technology expense	1,421	—	477	—	278	—	99	—	678	—	2,953
Other general and administrative costs	3,333	(929)	78	—	1,607	—	384	(72)	245	617	5,263
Income before taxes	27,738	(223)	8,458	790	(7,470)	1,971	3,634	(1,373)	(9,723)	(6,716)	17,086
Income tax expense (benefit)	7,534	(7,534)	—	—	—	—	—	—	(3,849)	7,534	3,685
Net income	$20,204	$7,311	$8,458	$790	$(7,470)	$1,971	$3,634	$(1,373)	$(5,874)	$(14,250)	$13,401

Assets	$2,162,070	$(8,624)	$359,630	$(13,990)	$372,445	$(51,219)	$124,408	$(103,368)	$653,089	$(607,674)	$2,886,767
Goodwill & intangible assets	$747		$—		$—		$13,814		$—		$14,561
Amortization of intangible assets	$36		$—		$—		$—		$—		$36

As of and for the three months ended March 31, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$22,878	$(2)	$8,077	$(11)	$6,960	$(122)	$566	$(553)	$511	$(414)	$37,890
Interest expense	10,138	(189)	2,421	—	3,365	—	629	(16)	8,507	(898)	23,957
Net interest income/(loss)	12,740	187	5,656	(11)	3,595	(122)	(63)	(537)	(7,996)	484	13,933
Provision for loan credit losses	13,505	—	—	—	—	—	—	—	—	—	13,505
Net interest income after provision for loan credit losses	(765)	187	5,656	(11)	3,595	(122)	(63)	(537)	(7,996)	484	428
Noninterest income	32,806	(7,309)	20,311	—	(3,248)	—	11,412	(605)	22,945	(23,914)	52,398
Salaries and employee benefits expense	12,849	(787)	406	(406)	87	171	1,746	—	6,228	1,022	21,316
Electronic payment processing expense	—	—	—	—	—	—	4,801	(354)	—	—	4,447
Professional services expense	743	—	67	—	602	—	38	—	1,985	—	3,435
Other loan origination and maintenance expense	6,584	(3,786)	1,633	(1,137)	3,257	(2,360)	—	—	248	(22)	4,417
Technology expense	1,193	—	638	—	283	—	179	—	435	—	2,728
Other general and administrative costs	2,551	(92)	94	(43)	1,071	(2)	410	(91)	1,089	(153)	4,834
Income before taxes	8,121	(2,457)	23,129	1,575	(4,953)	2,069	4,175	(697)	4,964	(24,277)	11,649
Income tax expense (benefit)	2,094	—	—	—	—	—	(3)	—	191	—	2,282
Net income	$6,027	$(2,457)	$23,129	$1,575	$(4,953)	$2,069	$4,178	$(697)	$4,773	$(24,277)	$9,367

Other Segment Disclosures:
Assets	$1,276,432	$(34,974)	$542,124	$(116,887)	$470,702	$(73,817)	$73,832	$(50,380)	$650,581	$(600,876)	$2,136,737
Goodwill & intangible assets	$898		$—		$—		$13,813		$—		$14,711
Amortization of intangible assets	$41		$—		$—		$—		$—		$41

NOTE 19—SUBSEQUENT EVENTS:

Debt Repurchase Program

On April 24, 2026, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2028 Notes and 2029 Notes during the following twelve months. The actual timing and amount of any repurchases under the debt repurchase plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its debt securities under this debt repurchase program. The Company has not repurchased 2028 Notes or 2029 Notes under the debt repurchase program.

D2 Facility

On April 28, 2026, a wholly-owned subsidiary of the Company, Newtek Business Services Holdco 6, Inc. (the “NALH Borrower”), and its wholly-owned subsidiary NBL SPV IV, LLC (the “SPV Borrower”, and together with the NALH Borrower, the “Borrowers”), together with the Company as a guarantor thereunder, entered into a Term Loan Agreement (the “Loan Agreement”) with D2 Asset Based Credit Partners, LP, Inc. as the Initial Lender thereunder (the “Initial Lender”) and D2 Asset Services, LLC, as Agent thereunder. Pursuant to the terms of the Loan Agreement, the Initial Lender extended a term loan to the Borrowers in the aggregate principal amount of $20,000,000 (the “ D2 Loan”), which D2 Loan may be increased by an additional $10,000,000, subject to the satisfaction of certain conditions set forth in the Loan Agreement. As permitted under the Loan Agreement, NALH Borrower intends to distribute all or a portion of the proceeds of the Loan to the Company, which if received by the Company, would be used for general corporate purposes.

The D2 Loan will mature on April 28, 2029. The Loan Agreement also specifies certain events of default, the occurrence of which could require the immediate repayment of all outstanding amounts under the Loan Agreement. Pursuant to the terms of the Loan Agreement: (a) the SPV Borrower pledged certain loans owned by the SPV Borrower, and the NALH Borrower pledged its equity interests in the SPV Borrower, as security for the D2 Loan; and (b) the Company unconditionally guaranteed the prompt and unconditional payment of all of the Borrowers’ obligations under the Loan Agreement.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include the ability of Newtek Bank to originate loans under the SBA 7(a) program, maintain PLP status, sell SBA guaranteed portions of SBA 7(a) loans at premiums and grow deposits; our ability to originate new loans; our subsidiaries’ ability to generate revenue and obtain and maintain certain margins and levels of profitability; and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report, including the documents that we incorporate by reference herein, should not be regarded as a representation by us that our plans and objectives will be achieved. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part II “Item 1A. Risk Factors” of this quarterly report on Form 10-Q and “Item 1A. Risk Factors” of our 2025 Form 10-K, and in any subsequent filings we have made with the SEC that are incorporated by reference into this report.

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

Our process to extend credit to borrowers begins with technology, but finishes with credit committee approval. We record CECL reserves on loans held for investment at amortized cost, which for unguaranteed SBA 7(a) loans exceeds 6%. For SBA7(a) loans, we hold the unguaranteed portion and sell the portions guaranteed by the SBA, within approximately 180 days of origination (or we may hold guaranteed portions for longer periods), for premiums that have historically exceeded 10%, depending on loan characteristics and market conditions. Unlike traditional financial and bank holding companies, the majority of our income is driven and influenced by noninterest income, specifically gains on sales and market value adjustments on loans. We sell certain loans servicing retained, in which case we record a servicing asset that increases our gain on sale and provides a stream of future income to the extent the loan balance continues to be outstanding.

We fund our activities at Newtek Bank primarily through the aforementioned deposit products.

Prior to acquiring Newtek Bank in 2023, we originated SBA 7(a) loans through NSBF, our non-bank SBA 7(a) lender. In addition, prior to the first quarter of 2026 when we began originating C&I LA loans out of Newtek Bank, we offered ALP loans and SBA 504 loans originated by our non-bank subsidiary NALH; and our JVs offered ALP loans. These non-bank loans were initially funded with capital and lines of credit and hedged until a sufficient volume was attained at which time the loans were securitized. We are required by law to hold risk retention in securitization transactions, and the majority of our interests in securitizations are designed to absorb first loss on the loans held in the securitization trusts. Specifically, during the third quarter of 2024, we made the decision to originate with the intent to securitize ALP loans with our subsidiary NALH as the originator and sponsor. As of the first quarter of 2026, the Company began originating C&I LA loans (formerly referred to as ALP loans) at Newtek Bank and do not currently anticipate originating loans out of our non-bank subsidiaries.

We have also issued bonds in the public and private capital markets.

We are subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. In addition Newtek Bank is regulated by the OCC and we are required to follow SBA rules and guidelines in the origination, servicing and sale of our SBA loans. Complying with this level of regulation requires investments in technology and process and personnel costs.

From 2012 through December 31, 2022, NSBF was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. Currently, Newtek Bank is ranked as the third largest SBA 7(a) lender based on dollar volume of loans approved. Historically, NSBF structured its loans so that it could sell the government guaranteed portions of SBA 7(a) loans originated and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. Pursuant to the Wind-down Agreement described above, in April 2023 NSBF transitioned its SBA 7(a) loan originations to Newtek Bank and is in the process of winding down its operations and will continue to own the 7(a) Loans in its loan portfolio to maturity, liquidation, charge-off or, subject to SBA’s prior written approval, sale or transfer.
Additionally, we and our subsidiaries provide a wide range of business and financial solutions to independent business owner relationships, including Business Lending, which includes SBA 7(a) loans, SBA 504 loans, C&I LA loans, CRE loans and ABL loans; Electronic Payment Processing, personal and commercial lines Insurance Services, and Payroll and Benefits Solutions to independent business owner relationships nationwide across all industries. With the divestiture of NTS, we no longer provide Managed Technology Solutions to our clients, however, we are currently referring our clients to IPM for its offering of Managed Technology Solutions and can earn a finder’s fee pursuant to a referral promotion agreement. We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®, our patented prospect management software. We have historically defined independent business owners (SMBs) as companies having revenues of $1 million to $100 million, and we have generally estimated the SMB market to be over 34 million businesses in the United States. We make loans and provide business and financial solutions to the SMB market through our bank and non-bank subsidiaries. In addition, we now offer the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts. Moreover, the Newtek Advantage provides our independent business owner clients with analytics on their businesses, as well as transactional capabilities, including free unlimited document storage, free real-time updated traffic analytics, free real-time credit card processing and chargeback batch information for merchant solutions clients and the ability for PMT’s clients to make payroll directly from the Newtek Advantage business portal.

The Company originated loans under its ALP Program from 2019 until the December 2025, and beginning in the first quarter of 2026, now originates these loans out of Newtek Bank under its C&I LA program. These loans have terms between 10 and 25 years, bear fixed interest rates that reset every five years, and have prepayment penalties. The criteria evaluated in underwriting C&I LA loans and the terms of these loans have been generally consistent over the program’s existence. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell the loans to a JV, and during the third quarter of 2024, we made the decision to originate with the intent to securitize ALP loans with our subsidiary NALH as the originator and sponsor. During the second quarter of 2025, NALH closed a securitization backed by $216.6 million of ALP loans and in January 2026, closed the 2026-1 securitization pursuant to which NALH sold $251.9 million of Class A Notes, $35.9 million of Class B Notes, and $6.8 million of a Class C Note issued by NALP Business Loan Trust 2026-1.

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

Newtek Bank is a national bank and, as a nationally licensed SBA lender under the SBA 7(a) Program, originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national SBA 7(a) lender with PLP status allows Newtek Bank to expedite the origination of SBA 7(a) loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. The loss of PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See “ITEM 1A. RISK FACTORS - Risks Related to SBA Lending - There can be no guarantee that Newtek Bank will be able to maintain its SBA 7(a) lending license and PLP status.” and “ITEM 1A. RISK FACTORS - Risks Related to SBA Lending - A governmental failure to fund the SBA could adversely affect Newtek Bank’s SBA 7(a) loan originations and our results of operations.” In addition to SBA 7(a) loans, Newtek Bank originates SBA 504 loans, C&I loans, C&I LA loans, CRE loans and ABL loans, and offers depository services.

Economic Developments

We have observed and continue to observe commodity inflation, rising interest rates, unrelated bank failures and declines in depositor confidence in certain types of depository institutions. In addition, the conflicts in the Middle East and the war between Russia and Ukraine, and resulting market volatility and impacts on energy prices, could adversely affect our business, financial condition and results of operations, as well as the financial condition of our borrowers. The ongoing conflicts have negatively affected the global economy and business activity and could have a material adverse effect on our business, financial condition, cash flows and results of operations, as well as those of our borrowers. The severity and duration of conflicts and their impact on global economic and market conditions are impossible to predict. In addition, beginning in 2025, the U.S. has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners, which could adversely affect markets, the business environment and our business. On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act” or “OBBBA”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing federal tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company evaluated the OBBBA and there is no material impact on its financial position or results of operations in the current year. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Income

For the quarterly period ended March 31, 2026, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, servicing income, and other fee income generated by loan originations and by our subsidiaries. We originated loans that typically have terms of 10 to 25 years and bear interest at prime plus a margin. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended March 31, 2026, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned and then securitized by NCL JV (dissolved in September 2025), TSO JV and Newtek ALP Holdings. These recurring fees are outlined in servicing agreements and were recorded when earned. In addition, we generated revenue in the form of loan origination fees (packaging and legal fees) as well as loan prepayment and late fees. We recorded such fees related to loans held for sale as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the quarterly period ended March 31, 2026, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, loan origination and servicing expenses, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Discussion and Analysis of Financial Condition

March 31, 2026 vs. December 31, 2025

ASSETS

Total assets at March 31, 2026 were $2.9 billion, an increase of $141.9 million, or 5.2%, compared to total assets of $2.7 billion at December 31, 2025.

Loans

	March 31, 2026	December 31, 2025	Change
Loans held for sale, at fair value	$769,225	$971,837	$(202,612)
Loans held for sale, at LCM	20,395	26,532	(6,137)
Loans held for investment, at fair value	264,011	281,198	(17,187)
Loans held for investment, at amortized cost, net of deferred fees and costs	988,269	896,689	91,580
Allowance for credit losses	(46,721)	(45,226)	(1,495)
Loans held for investment, at amortized cost, net	941,548	851,463	90,085
Total Loans	$1,995,179	$2,131,030	$(135,851)

Loans held for sale

Loans HFS, at fair value decreased $202.6 million during the three months ended March 31, 2026. The overall decrease was driven by a decrease of $394.9 million for ALP loans transferred to the NALP Business Loan Trust 2026-1 securitization transaction that closed in January 2026. The decrease was partially offset by holding $93.7 million of additional guaranteed portions of SBA 7(a) loans as of March 31, 2026, as well as $85.7 million in C&I LA loan fundings at Newtek Bank during the three months ended March 31, 2026, valued at $98.6 million as of March 31, 2026.

	March 31, 2026	December 31, 2025	Change
SBA 504 First Lien	$234,298	$201,013	$33,285
SBA 504 Second Lien	35,369	31,207	4,162
SBA 7(a)	380,769	324,469	56,300
Total SBA loans	650,436	556,689	93,747
C&I LA1	98,551	—	98,551
ALP	20,238	415,148	(394,910)
Loans HFS, at fair value	$769,225	$971,837	$(202,612)
1    C&I LA loans originated by Newtek Bank, which began during the first quarter of 2026.

Loans HFS, at LCM decreased $6.1 million during the same period. The overall decrease was primarily the result of loan sales that occurred in 2026.

	March 31, 2026	December 31, 2025	Change
SBA 504 First Lien	$15,898	$19,075	$(3,177)
SBA 504 Second Lien	4,497	7,457	(2,960)
Loans HFS, at LCM	$20,395	$26,532	$(6,137)

Loans held for investment

At Fair value: Loans HFI, at fair value were $264.0 million at March 31, 2026 compared to $281.2 million at December 31, 2025. The balance consists primarily of SBA 7(a) loans as well as $5.7 million of loans that the Company owns 100% as a result of originating the loan and subsequently repurchasing the guaranteed portion from the SBA. As previously discussed, NSBF ceased originating loans during 2023, resulting in the decrease in the balance of loans held for investment from December 31, 2025 to March 31, 2026, primarily due to the principal payments of existing loans held by NSBF.

At Amortized Cost: Loans HFI, at amortized cost, consist of loans originated at or purchased by Newtek Bank. The $91.6 million increase in loans HFI, at amortized cost, is the result of an increase in originations for the three months ended March 31, 2026 over 2025.

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

Credit Quality Ratios	March 31, 2026		December 31, 2025

At Amortized Cost
Current	$872,072	88.4%	$794,951	88.9%
Past Due 30-89 Days and accruing	26,372	2.7%	20,555	2.3%
Past Due 90 and more Days and accruing	—	—%	—	—%
Nonaccrual loans	87,453	8.9%	78,814	8.8%
Total, at amortized cost	$985,897	100.0%	$894,320	100.0%
Deferred fees and costs	2,372		2,369
Total, at amortized cost, net of deferred fees and costs	$988,269		$896,689
Allowance for credit losses	$(46,721)	4.7%	$(45,226)	5.0%

At Fair Value
Current	$165,836	62.8%	$189,177	67.2%
Past Due 30-89 Days and accruing	19,586	7.4%	16,746	6.0%
Past Due 90 and more Days and accruing	7,870	3.0%	2,732	1.0%
Nonaccrual loans	70,719	26.8%	72,543	25.8%
Total	$264,011	100.0%	$281,198	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$98,175	37.2%	$92,021	32.7%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$87,453	3.0%	$78,814	2.9%
Loans HFI, at fair value	70,719	2.4%	72,543	2.6%
Other real estate owned	13,112	0.5%	8,856	0.3%
Total Nonperforming Assets	$171,284	5.9%	$160,213	5.8%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $368.4 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of March 31, 2026. The average loan-to-value for this CRE portfolio was 57.5%. The CRE portfolio is diversified by property type and geography, and management actively monitors concentration levels, loan to value ratios, and debt service coverage metrics as part of its ongoing credit risk management process. Furthermore, there is limited exposure to office space.

The table below presents details of the loans considered non-owner occupied CRE that are not carried at fair value:

	March 31, 2026				December 31, 2025
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$685,529	$—	$685,529		$622,495	$—	$622,495
Loans backed by NOO CRE	302,740	20,395	323,135		274,194	26,532	300,726
Total loans	$988,269	$20,395	$1,008,664		$896,689	$26,532	$923,221

Loans backed by NOO CRE by type:
Retail	$57,950	$—	$57,950	54.0%	$63,013	$—	$63,013	54.0%
1-4 Family	19,273	—	19,273	54.5%	22,187	—	22,187	54.5%
Multifamily	118,455	—	118,455	58.6%	80,263	—	80,263	58.6%
Industrial	34,208	—	34,208	50.5%	34,416	—	34,416	50.5%
Office	40,492	—	40,492	52.6%	40,638	—	40,638	52.6%
Construction and land development[1]	10,287	15,898	26,185	63.7%	12,869	19,075	31,944	63.7%
Hotel	9,071	4,497	13,568	48.2%	7,709	7,457	15,166	48.2%
Other	13,004	—	13,004	61.8%	13,099	—	13,099	61.8%
Total NOO CRE	$302,740	$20,395	$323,135	57.5%	$274,194	$26,532	$300,726	57.5%

Unfunded Commitments
Construction and land development[1]	$—	$45,225	$45,225		$—	$55,149	$55,149
Hotel	—	—	—		—	—	—
Total unfunded commitments	—	45,225	45,225		—	55,149	55,149
Total CRE Loans	$302,740	$65,620	$368,360		$274,194	$81,681	$355,875
1 Construction and land development includes SBA 504 first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

The table below presents detail of the Company’s Goodwill and intangibles:

	March 31, 2026			December 31, 2025
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Banking segment	$271	$476	$747	$271	$512	$783
Payments segment	13,814	—	13,814	13,814	—	13,814
Total	$14,085	$476	$14,561	$14,085	$512	$14,597

The change in goodwill and intangible assets relates to amortization of intangible assets during the three months ended March 31, 2026.

Residuals in Securitizations, at Fair Value

The residuals in securitizations, at fair value arise from the NALP Business Loan Trust 2025-1 ALP securitization and the NALP Business Loan Trust 2026-1 ALP securitization that NALH closed on April 23, 2025 and January 21, 2026, respectively (collectively “the Unconsolidated Trusts”). Residuals in securitizations were $197.5 million as of March 31, 2026. The Unconsolidated Trusts meet the definition of a VIE. The Company’s subsidiary NALH holds a variable interest in the VIEs, however, the Company is not considered the primary beneficiary of the VIEs, because the power over the activities that have the most significant impact on the economic performance of the Unconsolidated Trusts is held by the owners of the respective Class C Note issued by the Unconsolidated Trusts, and therefore, the Company is not required to consolidate the Unconsolidated Trusts. The Company’s beneficial interest in the Unconsolidated Trusts is evidenced by NALH’s sole ownership of the Ownership Certificates and its beneficial interest in the credit risk of the securitized ALP Loans. As the Sponsor (NALH) is a wholly owned subsidiary of the Company, the Company effectively owns 100% of the equity interest in the Unconsolidated Trusts. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Settlement Receivable

Settlement receivables were $51.5 million as of March 31, 2026, an increase of $51.1 million compared to December 31, 2025. The settlement receivable arises from the guaranteed portions of SBA 7(a) loans that were traded in the period but did not settle during the current period end and the cash was not received from the purchasing broker during the current period; the amount varies depending on loan origination volume and timing of sales at period end.

Deferred Taxes
The deferred tax asset, net, represents the cumulative timing differences between book and tax to the extent such assets or liabilities give rise to taxable income or expense in future periods. Within this balance is the deferred tax asset on net operating loss (NOL) carryforwards not expected to be utilized in the current year. The Company evaluated all NOLs for a valuation allowance and determined that none were required. The change in the Company’s net deferred tax position during the quarter was primarily related to changes in deferred taxes associated with fair value adjustments, resulting in a net deferred tax asset as of March 31, 2026.

LIABILITIES

Total liabilities at March 31, 2026, were $2.5 billion, an increase of $134.8 million, or 5.7%, compared to total liabilities of $2.3 billion at December 31, 2025.

Deposits

Total deposits were $1.9 billion at March 31, 2026, consisting of $71.6 million in non-interest bearing deposits and $1.8 billion in interest bearing deposits, a $439.5 million increase from the balance as of December 31, 2025. The increase in deposits is a result of increases in all of our deposit products due to our competitive interest rates well above the risk free rate and what we view as the sticky deposit relationships we foster by providing value to our depositors via the Newtek Advantage. As of March 31, 2026 and December 31, 2025, insured deposits represent 77.8% and 80.3%, respectively, of deposits.

Borrowings

Borrowings Outstanding	March 31, 2026	December 31, 2025	Change
Secured Borrowings:
Notes Payable - Securitization Trusts[1,2]	$113,944	$127,050	$(13,106)
NMS Goldman Facility[2]	88,201	88,352	(151)
SPV I Capital One Facility[2,3]	—	16,085	(16,085)
SPV II Deutsche Bank Facility[2]	4,532	169,146	(164,614)
SPV III One Florida Bank Facility[2]	30,212	33,259	(3,047)
FHLB Advances	6,832	7,349	(517)
Total Secured Borrowings	243,721	441,241	(197,520)
Unsecured Borrowings[2]:
2026 Notes (5.50%)[4,6]	—	95,000	(95,000)
2027 Notes (8.125%)[5]	49,975	49,967	8
2028 Notes (8.00%)	39,160	39,073	87
2029 Notes (8.50%)	70,193	70,066	127
2029 Notes (8.625%)	73,272	73,150	122
2030 Notes (8.375%)[4]	51,427	51,391	36
2031 Notes (8.50%)[6]	7,808	—	7,808
2033 Notes (8.375%)	14,915	—	14,915
Total Unsecured Borrowings	306,750	378,647	(71,897)
Total Borrowings	$550,471	$819,888	$(269,417)
1     Non-recourse.
2    Net of deferred financing costs.
3     On March 25, 2026 the SPV I Capital One Facility was fully repaid and terminated.
4    On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the 2026 Notes to exchange the $20.0 million in total principal amount of the 2026 Notes held by such investors for an equal principal amount of the 2030 Notes. On February 1, 2026, the 2026 Notes matured.
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
6    On January 28, 2026, $7.9 million of 2026 Notes were tendered and exchanged for 2031 Notes in response to the Company’s offer to exchange the 2026 Notes for newly issued 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, and will mature on February 1, 2031. On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.

Borrowings were $550.5 million at March 31, 2026, compared to $819.9 million at December 31, 2025. This decrease was primarily due to $183.7 million repayments of borrowings under the SPV I (facility was paid in full and terminated on March 25, 2026), II and III facilities, $95.0 million maturity of the 2026 Notes and $13.1 million reduction in the notes payable on securitization trusts. These decreases were partially offset by the $7.8 million and $14.9 million issuances of the 2031 Notes and 2033 Notes, respectively.

Results of Operations
Set forth below is a comparison of the results of operations for the three months ended March 31, 2026 and 2025.
Summary

For the three months ended March 31, 2026, the Company reported net income of $13.4 million, or $0.43 per basic and $0.43 per diluted share, compared to net income of $9.4 million, or $0.36 per basic and $0.35 diluted share, for the three months ended March 31, 2025.

The net increase in net income was attributable to the following items:

	Three Months Ended March 31,
	2026	2025	Change
Net interest income after provision for credit losses	$7,618	$428	$7,190
Noninterest income	53,731	52,398	1,333
Noninterest expense	44,263	41,177	3,086
Net income before taxes	17,086	11,649	5,437
Income tax expense	3,685	2,282	1,403
Net income	$13,401	$9,367	$4,034
Net Interest Income

	Three Months Ended March 31,
	2026	2025	Change
Interest income
Debt securities available-for-sale	$216	$276	$(60)
Loans and fees on loans	37,702	34,483	3,219
Other interest earning assets	8,323	3,131	5,192
Total interest income	46,241	37,890	8,351
Interest expense
Deposits	15,270	9,845	5,425
Notes and securitizations	9,402	10,974	(1,572)
Bank and FHLB borrowings	4,343	3,138	1,205
Total interest expense	29,015	23,957	5,058
Net interest income	17,226	13,933	3,293
Provision for credit losses	9,608	13,505	(3,897)
Net interest income after provision for credit losses	$7,618	$428	$7,190
Interest Income
Loans and fees on loans: The $3.2 million increase in interest income on the Company’s loan portfolio was attributable to an increase in the average outstanding accrual portfolio of loans held for investment increasing to $1.7 billion from $1.4 billion for the three months ended March 31, 2026 and 2025, respectively. The increase in the average outstanding accrual loan portfolio resulted from the origination of new SBA 7(a) loans period over period.
Other interest earning assets: The $5.2 million increase in interest income from other interest earnings assets was attributable to an increase in the average quarterly outstanding balance of interest-earning balances in other banks.

Interest Expense
The following is a summary of interest expense by facility for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change

Deposits	$15,270	$9,845	$5,425
Notes and securitizations:
Notes payable - Securitization Trusts	2,126	3,367	(1,241)
2025 5.00% Notes[1]	—	462	(462)
2026 Notes[2,3]	432	1,761	(1,329)
2027 Notes	1,022	1,022	—
2028 Notes	887	887	—
2029 8.50% Notes	1,653	1,655	(2)
2029 8.625% Notes	1,739	1,739	—
2030 Notes[2,5]	1,278	81	1,197
2031 Notes[3]	120	—	120
2033 Notes[4]	145	—	145
Total notes and securitizations	9,402	10,974	(1,572)

FHLB and Other Bank Borrowings:
Other Bank Borrowings	4,296	3,034	1,262
FHLB Advances	47	104	(57)
Total bank and FHLB borrowings	4,343	3,138	1,205

Total interest expense	$29,015	$23,957	$5,058
1    On March 31, 2025, the 2025 5.00% Notes matured.
2    On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. One of the investors also agreed to purchase $2.0 million in newly issued additional principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act. On February 1, 2026, the 2026 Notes matured.
3    On January 28, 2026, $7.9 million of 2026 Notes were tendered and exchanged for 2031 Notes in response to the Company’s offer to exchange the 2026 Notes for newly issued 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031. On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.
4    On February 18, 2026, the Company completed an exempt offering of $15.0 million aggregate principal amount of its 8.375% Notes due 2033. The 2033 Notes will mature on March 1, 2033. The 2033 Notes may be redeemed by the Company, at its option, at a make-whole price at any time prior to January 1, 2033, or at a price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2033 Notes bear interest at a rate of 8.375% per year payable semiannually on February 1 and August 1 each year, beginning on August 1, 2026.
5    On March 19, 2025, the Company completed an exempt offering of $30.0 million aggregate principal amount of notes due 2030. The Notes will mature on April 1, 2030. The Notes bear interest at a rate of 8.375% per year, payable semiannually on April 1 and October 1 each year, commencing on October 1, 2025.

The increase in interest expense period over period is primarily due to the Company’s continued growth in deposits that increased interest expense by $5.4 million. In addition, there was additional interest expense on the 2030 Notes of $1.2 million and an increase in interest expense on bank and FHLB borrowings of $1.2 million. The increase was partially offset by a reduction in Notes payable - Securitization Trusts of $1.2 million, and a reduction of $1.3 million due to the exchange and maturity of the 2026 Notes.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended March 31, 2026 and 2025, there was a provision for loan credit losses of $9.6 million and $13.5 million, respectively. The decrease was due to the stabilization of the ACL following three years of reserve build associated with the Company’s adoption of CECL in 2023 and subsequent loan portfolio growth.
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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$601,050	$8,323	5.62%	$292,972	$3,131	4.33%
Investment securities	16,512	216	5.31	23,462	276	4.77
Loans held for sale	750,187	15,619	8.44	493,621	13,961	11.47
Loans held for investment	1,223,601	22,083	7.32	1,050,166	20,522	7.93
Total interest-earning assets	2,591,350	46,241	7.24	1,860,221	37,890	8.26
Less: Allowance for credit losses on loans	(45,974)			(33,140)
Noninterest earning assets	233,416			271,244
Total assets	$2,778,792			$2,098,325

Interest-bearing liabilities:
Demand	$224,494	$380	0.69%	$121,157	$403	1.35%
Savings and NOW	920,043	9,443	4.16	402,834	4,278	4.31
Money Market	91,284	828	3.68	36,630	393	4.35
Time	439,567	4,619	4.26	407,353	4,771	4.75
Total deposits	1,675,388	15,270	3.70	967,974	9,845	4.12
Borrowings	642,618	13,745	8.67	712,518	14,112	8.03
Total interest-bearing liabilities	2,318,006	29,015	5.08	1,680,492	23,957	5.78
Noninterest-bearing deposits	—			—
Noninterest-bearing liabilities	59,768			118,525
Shareholders’ equity	401,018			299,308
Total liabilities and shareholders' equity	$2,778,792			$2,098,325
Net interest income and interest rate spread		$17,226	2.16%		$13,933	2.48%
Net interest margin			2.70%			3.04%
Ratio of average interest-earning assets to average interest bearing liabilities			111.79%			110.70%

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

	Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$1,900	$3,292	$5,192
Investment securities	22	(82)	(60)
Loans held for sale	(5,598)	7,256	1,658
Loans held for investment	(1,828)	3,389	1,561
Total interest income	(5,504)	13,855	8,351

Interest expense:
Demand	(367)	344	(23)
Savings and NOW	(329)	5,493	5,164
Money Market	(150)	586	436
Time	(529)	377	(152)
Borrowings	1,017	(1,384)	(367)
Total interest expense	(358)	5,416	5,058
Net interest income	$(5,146)	$8,439	$3,293
Non-Interest Income

	Three Months Ended March 31,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Dividend income	$450	$1,686	$(1,236)	(73.3)%
Net loss on loan servicing assets	(6,197)	(3,652)	(2,545)	69.7
Servicing income	6,385	5,525	860	15.6
Net gains on sales of loans	26,682	12,961	13,721	105.9
Net (loss) gain on residuals in securitizations	56,144	—	56,144	100.0
Net gain (loss) on loans under the fair value option	(49,578)	18,077	(67,655)	(374.3)
Electronic payment processing income	10,404	10,609	(205)	(1.9)
Other noninterest income	9,441	7,192	2,249	31.3
Total noninterest income	$53,731	$52,398	$1,333	2.5%
Dividend Income

For the three months ended March 31, 2026 and 2025, dividend income was dependent on the earnings of our joint ventures.

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
Servicing Income
The increase in servicing income was related to an increase of $93.8 million in the average total loan portfolio for which we earn servicing income period over period.

Net Gains on Sales of Loans

Net gains on sales of loans for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025

Gains recognized on sales of loans	$26,781	$13,138
Losses recognized on sales of loans	(99)	(177)
Net gains on sales of loans	$26,682	$12,961

	Three Months Ended
	March 31, 2026		March 31, 2025
	# of Loans	$ Amount	# of Loans	$ Amount
SBA loans originated	898	$202,420	542	$213,381
SBA guaranteed loans sold	323	95,878	335	100,546
Average sale price as a percent of principal balance[1]		110.23%		111.16%

1    Realized gains greater than 110.00% must be split 50/50 with the SBA in accordance with SBA regulations. The realized gains recognized above reflect amounts net of split with the SBA.

For the three months ended March 31, 2026, the average sale price on SBA 7(a) loans as a percent of principal balance was 110.23% compared to 111.16% for the prior period. The decrease in sales prices in 2026 resulted from lower demand. The increase in overall net gains on sales of loans resulted from the addition of $13.9 million servicing assets related to the 2026-1 Trust securitization partially offset by lower volumes of sales compared to the prior year at lower market premiums than the prior year. Additionally, the decrease in SBA 7(a) guaranteed loans sold is primarily due to management holding the loans for a longer period of time.

The table below provides selected statistics on the historical net premiums on sales of guaranteed portions of SBA 7(a) loans realized by NewtekOne:

	SBA 7(a) Sales Price as Percent of Principal Balance (%)
	Average	High	Low	Median
Year ended December 31, 2023	110.20%	114.04%	106.00%	110.42%
Year ended December 31, 2024	110.97%	114.80%	107.18%	111.19%
Year ended December 31, 2025	110.45%	114.06%	107.80%	110.46%
Three months ended March 31, 2026	110.23%	114.83%	108.66%	110.26%
Weighted Average	110.56%	114.83%	107.18%	110.74%

Net (Loss) Gain on Residuals in Securitizations

Net (loss) gain on residuals in securitizations for the three months ended March 31, 2026 were $56.1 million. There were no net gains on residuals in securitizations for the three months ended March 31, 2025. This resulted from the Company’s equity interest in the 2025-1 Securitization Trust and the 2026-1 Securitization Trusts which closed on April 23, 2025 and January 21, 2026, respectively. To consummate the 2026-1 transaction, $341.8 million of ALP loans held for sale at fair value were sold into the securitization trust at par. This resulted in $66.4 million of previously recorded gains on ALP loans under the fair value option to be reversed, which was a large driver of the change described in the section below. The residual in the securitization (represented by the ownership certificates) was then valued resulting in a gain that was netted against the transaction costs. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Net Gain (Loss) on Loans Accounted for Under the Fair Value Option

Net gain (loss) on loans accounted for under the fair value option for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
SBA 7(a) Unguaranteed Loans	$(3,976)	$(4,579)	$603
SBA 7(a) Guaranteed Loans	7,527	7,965	(438)
SBA 504 and Non-SBA Loans	(53,129)	14,691	(67,820)
Net Gain (Loss) on Loans Accounted for Under the Fair Value Option	$(49,578)	$18,077	$(67,655)

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

During the three months ended March 31, 2026 and 2025, the Company recorded unrealized losses on SBA 7(a) unguaranteed loans accounted for under the fair value option as the portfolio paid down. During the three months ended March 31, 2025, the Company recorded unrealized gains on SBA 7(a) guaranteed loans accounted for under the fair value option primarily due to holding guaranteed portions of SBA 7(a) loans for longer periods of time.

The $67.8 million decrease in unrealized gain on loans accounted for under the fair value option from SBA 504 and Non-SBA loans is primarily volume driven from the reversal of the previous gains on ALP loans to consummate the NALP 2026-1 transaction as noted above.
Electronic Payment Processing Income

The $0.2 million decrease in electronic payment processing revenue for the three months ended March 31, 2026 corresponded with the decrease in electronic payment processing expense of $0.3 million for the three months ended March 31, 2026.

Other Noninterest Income

For the three months ended March 31, 2026 and 2025, other noninterest income related primarily to loan origination fees (legal and packaging) on loans sold or carried at fair value. Other items that contributed to the $2.2 million increase included an increase on prepayment and late fees earned from SBA 7(a) loans. The Company originated 898 of SBA 7(a) loans compared to 542 loans for the three months ended March 31, 2026 and 2025, respectively. Adding to the increase was $2.5 million of net unrealized losses on joint ventures and other investments for the three months ended March 31, 2026 compared to unrealized gains on joint ventures and other investments of $1.1 million in the prior period.
Non-Interest Expense

	Three Months Ended March 31,		2026/2025 Increase/(Decrease)
	2026	March 31, 2025	Amount	Percent
Salaries and employee benefits expense	$23,096	$21,316	$1,780	8.4%
Electronic payment processing expense	4,121	4,447	(326)	(7.3)
Professional services expense	2,603	3,435	(832)	(24.2)
Other loan origination and maintenance expense	6,227	4,417	1,810	41.0
Technology expense	2,953	2,728	225	8.2
Other general and administrative costs	5,263	4,834	429	8.9
Total noninterest expense	$44,263	$41,177	$3,086	7.5%
Salaries and Employee Benefits Expense

The increase in salaries and employee benefits was primarily attributable to higher benefit costs, including medical and other insurance expenses.
Electronic Payment Processing Expense

The $0.3 million decrease in electronic payment processing expense for the three months ended March 31, 2026 corresponded with the $0.2 million decrease in electronic payment processing revenue for the three months ended March 31, 2026.
Professional Services Expense

The decrease in professional fees period over period is primarily attributable to a decrease in audit and legal fees.
Other Loan Origination and Maintenance Expense

Other loan origination and maintenance expenses during the three months ended March 31, 2026, was $6.2 million compared to $4.4 million for the three months ended March 31, 2025. The increase was due to the increase in loans originated during the period.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended March 31,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Banking	$20,204	$6,027	$14,177	235%
Alternative Lending	8,458	23,129	(14,671)	(63)%
NSBF	(7,470)	(4,954)	(2,516)	51%
Payments	3,634	4,178	(544)	(13)%
Corporate & Other	(5,874)	4,774	(10,648)	(223)%
Eliminations	(5,551)	(23,787)	18,236	(77)%
Consolidated net income	$13,401	$9,367	$4,034	43%
Banking
The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, C&I LA loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services.
The results include $18.0 million of net interest income during the three months ended March 31, 2026 compared to $12.7 million of net interest income during the three months ended March 31, 2025.

Alternative Lending

Alternative Lending includes NALH (Newtek ALP Holdings) and its subsidiaries. The Company originated loans under its Alternative Lending Program (ALP) from 2019 to December 2025. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV, and from 2024 until the December 2025, NALH originated ALP loans HFS with the intent to securitize its ALP loan portfolio.

Within the segment’s results are $3.9 million of noninterest income for the three months ended March 31, 2026, compared to $20.3 million during the three months ended March 31, 2025. The net income also included $1.9 million and $2.8 million of noninterest expense for the three months ended March 31, 2026 and 2025, respectively. The reduction in income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 resulted from loan originations no longer being originated by NALH subsequent to December 31, 2025. Beginning in the first quarter of 2026, the Company originated C&I LA loans (formerly ALP loans) from Newtek Bank as opposed to NALH. Therefore, the origination fees associated with C&I LA loans were recognized at Newtek Bank in the first quarter of 2026 instead of under the Alternative Lending segment.
NSBF
NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.
Payments
Payments includes NMS, POS and Mobil Money.
Within the segment’s results are $10.9 million of noninterest income for the three months ended March 31, 2026, resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $11.4 million during the three months ended March 31, 2025. The net income also included $6.9 million and $7.2 million of noninterest expense for the three months ended March 31, 2026 and 2025, respectively.

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

Our liquidity and capital resources are derived from our deposits, Company notes, securitization transactions and earnings and cash flows from operations, including loan sales and repayments. The Company maintains a diversified deposit base across its customers. In the three months ended March 31, 2026, our primary use of funds from operations included originations of loans and payments of fees, interest, and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” (ATM), and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023. On November 17, 2023, the Company entered into the Original ATM Equity Distribution Agreement, which was amended and restated on June 6, 2025. The Amended and Restated Equity Distribution Agreement provides that the Company may offer and sell up to 5,000,000 shares of Common Stock from time to time through the placement agents. On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months. On November 7, 2025, the Company’s Board of Directors approved a twelve month extension of the stock repurchase program. In addition, on September 11, 2025, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2029 Notes during the following six months. On April 24, 2026, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2028 Notes and 2029 Notes during the following twelve months. Refer to NOTE 19—SUBSEQUENT EVENTS for additional information.

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

Capital amounts and ratios for the Company as of March 31, 2026 and 2025 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$356,775	13.1%	$108,939	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	308,594	15.6%	89,018	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	356,775	18.1%	118,268	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	381,754	19.3%	158,240	8.0%	N/A	N/A
NewtekOne, Inc. - March 31, 2025
Tier 1 Capital (to Average Assets)	$251,880	12.2%	$82,707	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	251,880	17.3%	65,527	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	251,880	17.3%	87,369	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	290,072	19.9%	116,492	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Under the applicable regulatory capital standards, Newtek Bank remained “well-capitalized” under the prompt corrective action measures as of the reporting date, with capital ratios exceeding minimum regulatory requirements and surpassing the capital conservation buffer requirements.

Capital amounts and ratios for Newtek Bank as of March 31, 2026, and 2025 are presented in the table below.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$170,832	9.1%	$75,091	4.0%	$93,864	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	170,832	11.1%	69,256	4.5%	100,037	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	170,832	11.1%	92,342	6.0%	123,122	8.0%
Total Capital (to Risk-Weighted Assets)	190,451	12.4%	122,872	8.0%	153,590	10.0%
Newtek Bank - March 31, 2025
Tier 1 Capital (to Average Assets)	$126,404	10.5%	48,317	4.0%	$60,396	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	126,404	13.4%	42,607	4.5%	61,544	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	126,404	13.4%	56,810	6.0%	75,747	8.0%
Total Capital (to Risk-Weighted Assets)	138,576	14.6%	75,746	8.0%	94,683	10.0%
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

There was no activity under the ATM Program during the three months ended March 31, 2026 and 2025.

Debt ATM Program

On March 13, 2026, the Company entered into a Securities Distribution Agreement (the “Securities Distribution Agreement”), by and among the Company, B. Riley Securities, Inc., Compass Point Research and Trading, LLC and Roth Capital Partners, LLC (collectively, the “Placement Agents”). Pursuant to the Securities Distribution Agreement, the Company may offer and sell up to $50.0 million aggregate principal amount (with respect to the Notes (as defined below)) and liquidation preference (with respect to the Depositary Shares (as defined below)) of its 8.50% Fixed Rate Senior Notes due 2029 (the “8.50% 2029 Notes”), 8.625% Fixed Rate Senior Notes due 2029 (the “8.625% 2029 Notes”) and/or 8.50% Fixed Rate Senior Notes due 2031 (the “2031 Notes,” and, together with the 8.50% 2029 Notes and the 8.625% 2029 Notes, the “Notes”) and its Depositary Shares, each representing a 1/40th interest in a share of 8.50% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (the “Depositary Shares,” and, together with the Notes, the “Securities”) from time to time through the Placement Agents acting as its sales agents in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through Nasdaq Global Market® or any other existing trading market in the United States for the Company’s Securities, sales made to or through a market maker other than on an exchange or otherwise, directly to the Placement Agents as principals, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or in any other method permitted by law. The Securities Distribution Agreement became effective as of March 12, 2026.

There was no activity under the Securities Distribution Agreement during the three months ended March 31, 2026.

Stock and Debt Repurchase Programs

On November 1, 2024, the Company’s Board approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the following twelve months. On November 7, 2025, the Company’s Board of Directors approved a twelve month extension of the stock repurchase program. The actual timing and amount of any repurchases under the plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its common stock under its new stock repurchase program. In addition, on September 11, 2025, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2029 Notes during the following six months. On April 24, 2026, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2028 Notes and 2029 Notes during the following twelve months. Refer to NOTE 19—SUBSEQUENT EVENTS for additional information. The actual timing and amount of any repurchases under the debt repurchase plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its debt securities under this debt repurchase program.

There was no activity under the stock repurchase program during the three months ended March 31, 2026 and 2025.

There was no activity under the debt repurchase program during the three months ended March 31, 2026.
2031 Notes
On January 28, 2026, $7.9 million of 2026 Notes were tendered and exchanged for 2031 Notes in response to the Company’s offer to exchange the 2026 Notes for newly issued 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031, and may be redeemed at the Company’s option, in whole or in part at any time or from time to time on or after February 1, 2028 at a redemption price of 100% of the outstanding principal amount of the 2031 Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. The 2031 Notes trade on the Nasdaq Global Market under the trading symbol “NEWTO.” At March 31, 2026, the Company was in compliance with all covenants related to the 2031 Notes.
2029 Notes

On May 30, 2024, the Company completed a registered offering of $71.9 million in aggregate principal amount of its 2029 8.50% Notes, which includes the underwriters’ exercise of the option granted by the Company to purchase an additional $9.4 million in aggregate principal amount of the 2029 8.50% Notes. The 2029 8.5% Notes will mature on June 1, 2029. The Company received $69.6 million in proceeds, before expenses, from the sale of the 2029 8.50% Notes. The 2029 8.50% Notes bear interest at a rate of 8.50% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2024, and trade on the Nasdaq Global Market under the trading symbol “NEWTG.” At March 31, 2026, the Company was in compliance with all covenants related to the 2029 8.50% Notes.

On September 16, 2024, the Company completed a registered offering of $75.0 million aggregate principal amount of 2029 8.625% Notes. The 2029 8.625% Notes are scheduled to mature on October 15, 2029. The Company received $72.8 million in proceeds, before expenses, from the sale of the 2029 8.625% Notes. These Notes bear interest at a rate of 8.625% per year, payable quarterly on January 15, April 15, July 15, and October 15 each year, commencing on January 15, 2025, and trade on the Nasdaq Global Market under the trading symbol “NEWTH.” At March 31, 2026, the Company was in compliance with all covenants related to the 2029 8.625% Notes.

2028 Notes

On August 31, 2023, the Company completed a registered offering of $40.0 million in aggregate principal amount of its 8.00% 2028 Notes. The 2028 Notes are scheduled to mature on September 1, 2028. The Company received $38.0 million in proceeds, before expenses, from the sale of the 2028 Notes. The 2028 Notes bear interest at a rate of 8.00% per year payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2023, and trade on the Nasdaq Global Market under the trading symbol “NEWTI.” At March 31, 2026, the Company was in compliance with all covenants related to the 2028 Notes.

2026 Notes

In January 2021, the Company completed a registered offering of $115.0 million aggregate principal amount of 5.50% 2026 Notes. The sale of the 2026 Notes generated proceeds of approximately $111.3 million, net of underwriter's fees and expenses. The 2026 Notes are scheduled to mature on February 1, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. The 2026 Notes bear interest at a rate of 5.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2021, and trade on the Nasdaq Global Market under the trading symbol “NEWTZ.” At March 31, 2026, the Company was in compliance with all covenants related to the 2026 Notes. On October 21, 2025, the Company entered into agreements with two institutional investors that were existing holders of the Company’s 2026 Notes to exchange $20.0 million in total principal amount of the Company’s 2026 Notes held by such investors for an equal principal amount of the Company’s 2030 Notes. The transactions were conducted pursuant to exemptions from the registration requirements of the Securities Act.

On January 28, 2026, $7.9 million of 2026 Notes were tendered and exchanged for 2031 Notes in response to the Company’s offer to exchange the 2026 Notes for newly issued 2031 Notes. Refer to 2031 Notes above for further detail.

On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.

The 2031, 2029 and 2028 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to these Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. The Base Indenture, and each supplemental indenture thereto, contains certain covenants. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. In addition, the supplemental indenture for the 2026 Notes included covenants requiring the Company to comply with (regardless of whether it is subject to), amongst other things, the asset coverage requirements set forth in Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a) of the 1940 Act (or any successor provisions). At March 31, 2026, the Company was in compliance with all covenants related to the Notes.

Private Placements
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

The 2033 Notes will mature on March 1, 2033. The 2033 Notes may be redeemed by the Company, at its option, at a make-whole price at any time prior to January 1, 2033, or at a price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2033 Notes bear interest at a rate of 8.375% per year payable semiannually on February 1 and August 1 each year, beginning on August 1, 2026. The 2033 Notes will be the Company’s direct unsecured obligation and ranks pari passu, or equal, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The 2033 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. At March 31, 2026, the Company was in compliance with all covenants related to the 2033 Notes.

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

2025 Notes

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
NMS Webster Note
On September 26, 2025, the Company’s wholly-owned subsidiary NMS repaid in full all of the outstanding obligations under the Webster Credit Agreement, dated as of November 8, 2018. As a result, the Webster Credit Agreement and the other loan documents executed in connection therewith have been terminated, including the Parent Guaranty Agreement, dated as of November 8, 2018, by and between the Company and Webster Bank. No early termination penalties were incurred by the Company or the Loan Parties as a result of the termination. As a result of the termination, the Company recognized a $0.2 million loss on extinguishment of debt in the three and nine months ended September 2025.

NMS Goldman Facility
On September 26, 2025, NMS and its wholly-owned subsidiary, Mobil Money, LLC (collectively, the “Borrowers”), together with NBSH Holdings, LLC, the direct sole member of NMS, as guarantor, entered into a Credit and Guaranty Agreement (the “Goldman Credit Agreement”), with Private Credit at Goldman Sachs Alternatives ("Goldman") as Administrative Agent and Collateral Agent thereunder and the lenders party thereto from time to time (the “Lenders”). Pursuant to the terms of the Goldman Credit Agreement, the Lenders made available to the Borrowers term loans up to an aggregate principal amount of $90.0 million (the “Term Loans”) and a revolving facility up to an aggregate principal amount of $5.0 million (together with the Term Loans, collectively the “Goldman Facility”). The Goldman Facility will mature on September 26, 2030. The Company incurred approximately $1.3 million of deferred financing costs in connection with the Goldman Facility.

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
SPV I, II, and III Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, and III maintain credit facilities with third party lenders. SPV I had a Capital One facility with maximum borrowings of $60.0 million. Capital One’s commitment was scheduled to terminate in July 2027, with all amounts due under the SPV I Facility maturing in August 2028. On March 25, 2026 the SPV I Capital One Facility was fully repaid and terminated. SPV II has a Deutsche Bank facility with maximum borrowings $170.0 million. The Deutsche Bank Facility matures in December 2027. At March 31, 2026, total principal owed by SPV II was $5.1 million. SPV III has a One Florida Bank facility with maximum borrowings of $35.0 million. One Florida Bank’s facility matures in August 2028. At March 31, 2026, total principal owed by SPV III was $30.2 million.
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

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of March 31, 2026 and December 31, 2025:

	Availability as of
	March 31, 2026	December 31, 2025
Unrestricted cash	$5,222	$4,196
Lines of credit at other commercial banks[1]	5,314	9,591
Newtek Bank:
Interest bearing deposits in banks	375,599	279,618
FHLB borrowing availability[1]	66,311	63,296
Lines of credit at other financial institutions	20,000	30,000
Total liquidity sources	$472,446	$386,701
1    Availability as of March 31, 2026 and December 31, 2025 is based on collateral pledged as of that date.

The Company has restricted cash of $22.2 million as of March 31, 2026. NSBF holds $5.3 million of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has funded a $10.0 million account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is held by the parent company.

The Company generated and used cash as follows:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(257,460)	$(60,704)
Net cash used in investing activities	(85,262)	(79,245)
Net cash provided by financing activities	435,447	52,709
Net increase (decrease) in cash and restricted cash	92,725	(87,240)
Cash and restricted cash—beginning of period (NOTE 2)	310,291	381,374
Deconsolidation of cash and restricted cash from controlled investments related to business dispositions	—	—
Cash and restricted cash—end of period (NOTE 2)	$403,016	$294,134

During the three months ended March 31, 2026, operating activities used cash of $257.5 million, consisting primarily of (i) $268.0 million of funding loans held for sale and (ii) $51.1 million increase in settlement receivables. These uses of cash were partially offset by $118.9 million of proceeds from the sale of loans.
Cash used by investing activities was $85.3 million primarily comprised (i) $100.1 million in the net increase in loans held for investment, at cost and (ii) $8.4 million in purchases of available-for-sale securities. These uses were partially offset by (i) a $15.1 million principal received on loans held for investment, at fair value; and (ii) $9.5 million in maturities of available-for-sale securities.
Net cash provided by financing activities was $435.4 million consisting primarily of a (i) $439.5 million net increase in deposits; (ii) $273.1 million of proceeds related to residuals in securitizations; (iii) $15.0 million of proceeds from the 2033 Notes; and (iv) $9.9 million of borrowings on bank notes payable. These sources of cash were partially offset by (i) $87.1 million repayment of the 2026 5.50% Notes; (ii) $13.3 million of principal payments related to Notes Payable - Securitization Trusts; (iii) $194.0 million repayment of bank notes payable; and (iv) $6.5 million of dividends paid.

Contractual Obligations
The Company’s obligations and commitments representing required and potential cash outflows include demand deposits, time deposits, unsecured senior notes, notes payable - securitization trusts, short-term and long-term advances from FHLB, other bank borrowings, and operating leases and other commitments as of March 31, 2026. Refer to “NOTE 10—DEPOSITS,” “NOTE 11—BORROWINGS,” and “NOTE 13—COMMITMENTS AND CONTINGENCIES.”

Unfunded Commitments

At March 31, 2026, the Company had $105.8 million of unfunded commitments consisting of $43.2 million in connection with its SBA 7(a) loans, $56.9 million in connection with its SBA 504 loans, and $5.7 million relating to commercial and industrial loans. The Company funds these commitments from the same sources it uses to fund its other loan commitments.

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 11—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At March 31, 2026, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million account to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended March 31, 2026.
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

The Company also originates C&I LA loans (formerly referred to as ALP or nonconforming conventional loans), which are HFS. Historically, these were originated via our nonbank subsidiary but beginning in the first quarter of 2026 C&I LA loans are originated at Newtek Bank. C&I LA loans are carried at FV.

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

Valuation of Servicing Assets

For the quarterly period ended March 31, 2026, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees primarily from the guaranteed portions of SBA 7(a), ALP, and SBA 504 loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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

The 2025-1 and the 2026-1 Trusts (collectively “the Unconsolidated Trusts”) meet the definition of a VIE and the Company holds a variable interest in the Unconsolidated Trusts, however, the Company is not considered the primary beneficiary of the Unconsolidated Trusts, because the power over the activities that have the most significant impact on the economic performance of the Unconsolidated Trusts is held by a single noteholder who has the unilateral ability to remove the Company, without cause, as decision maker over the activities that most significantly impact the economic performance of the Unconsolidated Trusts. Consequently the Company is not required to consolidate the Unconsolidated Trusts. The Company’s beneficial interest in the Unconsolidated Trusts is evidenced by NALH’s sole ownership of the Ownership Certificates and its beneficial interest in the credit risk of the securitized ALP Loans. Newtek ALP Holdings, the sponsor of the Unconsolidated Trusts, is a wholly owned subsidiary of the Company, therefore the Company effectively owns 100% of the equity interest in the Unconsolidated Trusts.
Further information related to financial instruments can be found in NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES.

Recent Developments
Debt Repurchase Program

On April 24, 2026, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2028 Notes and 2029 Notes during the following twelve months. The actual timing and amount of any repurchases under the debt repurchase plan will be determined by the Company in its discretion, and will depend on a number of factors, including market conditions, applicable legal requirements, the Company's capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its debt securities under this debt repurchase program. The Company has not repurchased 2028 Notes or 2029 Notes under the debt repurchase program.

D2 Facility

On April 28, 2026, a wholly-owned subsidiary of the Company, Newtek Business Services Holdco 6, Inc. (the “NALH Borrower”), and its wholly-owned subsidiary NBL SPV IV, LLC (the “SPV Borrower”, and together with the NALH Borrower, the “Borrowers”), together with the Company as a guarantor thereunder, entered into a Term Loan Agreement (the “Loan Agreement”) with D2 Asset Based Credit Partners, LP, Inc. as the Initial Lender thereunder (the “Initial Lender”) and D2 Asset Services, LLC, as Agent thereunder. Pursuant to the terms of the Loan Agreement, the Initial Lender extended a term loan to the Borrowers in the aggregate principal amount of $20.9 million (the “ Loan”), which Loan may be increased by an additional $10.0 million, subject to the receipt of certain lender consent and the satisfaction of other conditions set forth in the Loan Agreement. As permitted under the Loan Agreement, NALH Borrower intends to distribute all or a portion of the proceeds of the Loan to the Company, which if received by the Company, would be used for general corporate purposes.

The Loan will mature on April 28, 2029. The Loan Agreement also specifies certain events of default, the occurrence of which could require the immediate repayment of all outstanding amounts under the Loan Agreement. Pursuant to the terms of the Loan Agreement: (a) the SPV Borrower pledged certain loans owned by the SPV Borrower, and the NALH Borrower pledged its equity interests in the SPV Borrower, as security for the Loans; and (b) the Company unconditionally guaranteed the prompt and unconditional payment of all of the Borrowers’ obligations under the Loan Agreement, including all Loans extended under the Loan Agreement.

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

The Company has cash and cash equivalents, which includes cash and due from banks, restricted cash, and interest bearing deposits in banks, of $403.0 million. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of March 31, 2026, cash deposits in excess of insured amounts totaled approximately $119.5 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $77.3 million, of which $72.9 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of March 31, 2026, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning March 31, 2026	12 Months Beginning March 31, 2027	As of March 31, 2026
+200	9.4%	8.4%	1.7%
+100	4.6	4.0	0.9
-100	(6.0)	(5.0)	(0.8)
-200	(11.8)	(9.9)	(0.7)

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2026. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our 2025 Form 10-K.

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

3.2	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of NewtekOne, Inc’s Current Report on Form 8-K, filed January 24, 2023).

3.3	Articles of Amendment to Newtek Business Services Corp.’s Charter (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K filed January 17, 2025).

3.4	NewtekOne, Inc. Articles Supplementary, dated August 19, 2025. (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K, filed August 21, 2025).

3.5	NewtekOne, Inc. Articles Supplementary, dated September 16, 2025. (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K, filed September 18, 2025).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed June 18, 2024).

14.1*	Code of Business Conduct & Ethics (revised).

31.1*	Certification by Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification by Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.1**	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and 2025; (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: May 8, 2026	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 8, 2026	By:	/S/ FRANK M. DEMARIA
Frank M. DeMaria
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)