Form 10-Q
period 2026-06-30
NewtekOne, Inc.
filed 2026-08-10
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 7, 2026, there were 28,884,731 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2025-1 Trust	NALP Business Loan Trust, Series 2025-1
2026-1 Trust	NALP Business Loan Trust, Series 2026-1
Unconsolidated Trusts	Collectively, the 2025-1 Trust and 2026-1 Trust
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 5.00% Notes	5.00% Notes due 2025, matured March 31, 2025
2025 8.125% Notes	8.125% Notes due 2025, exchanged for 2027 Notes
2025 Notes	Collectively, the 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026, matured February 1, 2026
2027 Notes	8.125% Notes due 2027
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
2030 Notes	8.375% Notes due 2030
2031 Notes	8.50% Notes due 2031
2033 Notes	8.375% Notes due 2033
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
Original ATM Equity Distribution Agreement	The Original ATM Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
Amended and Restated Equity Distribution Agreement	The Amended and Restated Equity Distribution Agreement, dated June 6, 2025, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
BHCA	Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
C&I LA	Long amortizing C&I loans, also known as ALP loans
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
D2	D2 Asset Services, LLC
Deutsche Bank	Deutsche Bank AG
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NAV	Net Asset Value
NBNYC	National Bank of New York City, renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses; revenue from $1.0 million to $100.0 million
SOFR	Secured Overnight Financing Rate
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity
Webster	Webster Bank, N.A.
Bank borrowings	Collectively, the below facilities:
NMS Goldman Facility	Revolving Credit and Guaranty Agreement between NMS and its wholly-owned subsidiary, Mobil Money, LLC, together with NBSH Holding, LLC, the direct sole member of NMS
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One (terminated March 25, 2026)
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank (terminated May 20, 2026)
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
NH6/SPV IV D2 Facility	Term Loan Agreement between NBL SPV IV, LLC, a wholly-owned subsidiary of NALH and NALH (as co-borrowers) and D2 Asset Services, LLC
Consolidated Subsidiaries, Joint Ventures and Other Investments
NSBF	Newtek Small Business Finance, LLC
NCL	Newtek Commercial Lending, Inc., a former wholly-owned subsidiary of NewtekOne Inc., merged into NALH on May 13, 2025
Newtek Bank	Newtek Bank, National Association
NALH or Newtek ALP Holdings	Newtek Business Services Holdco 6, Inc.
NMS	Newtek Merchant Solutions, LLC, d/b/a Newtek Real-Time Payment Solutions (“NRTPS”), a wholly-owned subsidiary of NBC
Mobil Money	Mobil Money, LLC, a wholly-owned subsidiary of NMS
NTS	Newtek Technology Solutions, Inc., a former wholly-owned subsidiary of the Company, sold to IPM on January 2, 2025
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC, dba Newtek Payroll and Benefits Solutions
NIA	Newtek Insurance Agency, LLC

TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 95.49% owned consolidated subsidiary
NCL JV	Newtek Conventional Lending, LLC, a former 50% owned joint venture, 100% Company owned as of August 27, 2025 and dissolved on September 30, 2025
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
IPM	Intelligent Protection Management Corp., formerly Paltalk, Inc.
IPM Preferred Stock	4.0 million shares of IPM Series A Non-Voting Common Equivalent Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$5,190	$4,196
Restricted cash (amounts related to VIEs of $6.3 million and $6.3 million, respectively)	22,744	26,477
Interest bearing deposits in banks	367,073	279,618
Total cash and cash equivalents	395,007	310,291
Debt securities available-for-sale, at fair value	15,139	16,829
Loans held for sale, at fair value	500,783	971,837
Loans held for sale, at LCM	20,473	26,532
Loans held for investment, at fair value (amounts related to VIEs of $177.1 million and $198.4 million, respectively)	721,568	281,198
Loans held for investment, at amortized cost, net of deferred fees and costs	1,139,537	896,689
Allowance for credit losses	(52,715)	(45,226)
Loans held for investment, at amortized cost, net	1,086,822	851,463
Federal Home Loan Bank and Federal Reserve Bank stock	4,548	4,234
Settlement receivable	—	438
Residuals in securitizations, at fair value	204,001	76,701
Joint ventures and other investments, at fair value (cost of $36,294 and $36,692), respectively	43,766	47,719
Goodwill and intangibles	14,526	14,597
Right of use assets	2,574	2,790
Deferred tax asset, net	10,768	—
Servicing assets, at fair value	12,456	15,358
Servicing assets, at LCM	39,500	29,564
Other assets	112,950	95,268
Total assets	$3,184,881	$2,744,819

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	June 30, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$56,270	$53,873
Interest-bearing	2,094,232	1,364,535
Total deposits	2,150,502	1,418,408
Borrowings (including borrowings of VIEs of $105.1 million and $127.1 million, respectively)	554,192	819,888
Lease liabilities	2,648	2,874
Deferred tax liabilities, net	—	10,728
Due to participants	21,117	52,389
Accounts payable, accrued expenses and other liabilities	43,049	42,962
Total liabilities	2,771,508	2,347,249

Commitment and contingencies (Note 13)
Shareholders' Equity:
Series B Preferred stock (par value $0.02 per share; 54 authorized, 50 issued and outstanding)	48,181	48,181
Common stock (par value $0.02 per share; 199,946 authorized, 28,899 and 28,658 issued and outstanding, respectively)	579	573
Retained earnings	109,899	94,990
Additional paid-in capital	254,719	253,830
Accumulated other comprehensive loss, net of income taxes	(5)	(4)
Total shareholders' equity	413,373	397,570
Total liabilities and shareholders' equity	$3,184,881	$2,744,819

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Debt securities available-for-sale	$217	$214	$433	$490
Loans and fees on loans	40,335	33,354	78,037	67,837
Other interest earning assets	5,742	2,950	14,065	6,081
Total interest income	46,294	36,518	92,535	74,408
Interest expense
Deposits	18,599	9,357	33,869	19,202
Notes and securitizations	8,846	10,908	18,248	21,882
Bank and FHLB borrowings	3,885	2,330	8,228	5,468
Total interest expense	31,330	22,595	60,345	46,552
Net interest income	14,964	13,923	32,190	27,856
Provision for credit losses	12,114	9,117	21,722	22,622
Net interest income after provision for credit losses	2,850	4,806	10,468	5,234
Noninterest income
Dividend income	485	600	935	2,286
Net loss on loan servicing assets	(5,249)	(4,355)	(11,446)	(8,007)
Servicing income	5,003	6,054	11,388	11,579
Net gains on sales of loans	11,226	15,526	37,908	28,487
Net gain on residuals in securitizations	2,006	31,465	58,150	31,465
Net (loss) gain on loans under the fair value option	20,654	(11,761)	(28,924)	6,316
Electronic payment processing income	10,852	11,739	21,256	22,348
Other noninterest income	15,140	7,007	24,581	14,199
Total noninterest income	60,117	56,275	113,848	108,673
Noninterest expense
Salaries and employee benefits expense	23,234	23,135	46,330	44,451
Electronic payment processing expense	4,719	4,428	8,840	8,875
Professional services expense	3,181	4,304	5,784	7,739
Other loan origination and maintenance expense	4,909	3,287	11,136	7,704
Technology expense	2,921	2,996	5,874	5,724
Other general and administrative costs	4,853	4,159	10,116	8,993
Total noninterest expense	43,817	42,309	88,080	83,486
Net income before taxes	19,150	18,772	36,236	30,421
Income tax expense	4,539	5,069	8,224	7,351
Net income	14,611	13,703	28,012	23,070
Dividends to preferred shareholders	(1,063)	(400)	(2,126)	(800)
Net income available to common shareholders	$13,548	$13,303	$25,886	$22,270
Earnings per Common Share:
Basic	$0.48	$0.53	$0.91	$0.89
Diluted	$0.47	$0.52	$0.90	$0.87

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$14,611	$13,703	$28,012	$23,070
Other comprehensive (loss) income before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	1	(2)	(1)	26
Other comprehensive income (loss) before tax	1	(2)	(1)	26
Income tax expense	—	1	—	3
Other comprehensive income (loss) net of tax	1	(1)	(1)	29
Comprehensive income	$14,612	$13,702	$28,011	$23,099

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive loss, net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	50	48,181	28,846	$577	$101,838	$254,101	$(6)	$404,691
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	602	—	602
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	5	—	(68)	68	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(11)	—	—	(149)	—	(149)
Restricted stock awards, net of forfeitures	—	—	51	2	—	—	—	2
ESPP issuances	—	—	8	—	—	97	—	97
Dividends declared common shares ($0.19/share)	—	—	—	—	(5,419)	—	—	(5,419)
Dividends declared preferred shares ($21.25/share)	—	—	—	—	(1,063)	—	—	(1,063)
Net income	—	—	—	—	14,611	—	—	14,611
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Balance at June 30, 2026	50	$48,181	28,899	$579	$109,899	$254,719	$(5)	$413,373

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	20	$19,738	26,342	$527	$61,538	$220,468	$9	$302,280
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	1,533	—	1,533
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	(6)	—	—	—	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(2)	—	—	(24)	—	(24)
Restricted stock awards, net of forfeitures	—	—	(13)	(1)	—	—	—	(1)
ESPP issuances	—	—	9	—	—	103	—	103
Amortization of offering costs	—	—	(13)	(1)	—	(166)	—	(167)
Dividends declared common shares ($0.19/share)	—	—	—	—	(4,846)	—	—	(4,846)
Dividends declared preferred shares ($20.00/share)	—	—	—	—	(400)	—	—	(400)
Net income	—	—	—	—	13,703	—	—	13,703
Other comprehensive income, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2025	20	$19,738	26,317	$525	$69,995	$221,914	$8	$312,180

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive loss, net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	50	48,181	28,658	$573	$94,990	$253,830	$(4)	$397,570
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	1,159	—	1,159
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	12	—	(145)	145	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(41)	(1)	—	(581)	—	(582)
Restricted stock awards, net of forfeitures	—	—	255	7	—	(8)	—	(1)
ESPP issuances	—	—	15	—	—	174	—	174
Dividends declared common shares ($0.38/share)	—	—	—	—	(10,832)	—	—	(10,832)
Dividends declared preferred shares ($42.50/share)	—	—	—	—	(2,126)	—	—	(2,126)
Net income	—	—	—	—	28,012	—	—	28,012
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2026	50	$48,181	28,899	$579	$109,899	$254,719	$(5)	$413,373

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive loss, net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20	$19,738	26,291	$526	$57,773	$218,266	$(21)	$296,282
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	3,361	—	3,361
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	29	1	(367)	366	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(5)	—	—	(70)	—	(70)
Restricted stock awards, net of forfeitures	—	—	2	(1)	—	—	—	(1)
Retirement of common shares	—	—	(13)	(1)	—	(166)	—	(167)
ESPP issuances	—	—	13	—	—	157	—	157
Dividends declared common shares ($0.38/share)	—	—	—	—	(9,681)	—	—	(9,681)
Dividends declared preferred shares ($40.00/share)	—	—	—	—	(800)	—	—	(800)
Net income	—	—	—	—	23,070	—	—	23,070
Other comprehensive income, net of tax	—	—	—	—	—	—	29	29
Balance at June 30, 2025	20	$19,738	26,317	$525	$69,995	$221,914	$8	$312,180

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net Income	$28,012	$23,070
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized depreciation on joint ventures and other investments	1,970	96
Net loss (gain) on loans accounted for under the fair value option	28,924	(6,316)
Net gain on residuals in securitizations	(58,150)	(31,465)
Net loss on loan servicing assets	11,446	8,007
Net unrealized depreciation on warrants and derivative transactions	828	1,468
Net gain on sales of loans	(37,908)	(28,487)
Net accretion of premium/discount on debt securities available-for-sale and loans	(264)	(1,051)
Amortization of deferred financing costs and deferred loan fees and costs	1,183	2,096
Provision for credit losses	21,722	22,622
Lower of cost or market adjustment on loans held for sale	—	(15)
Bad debt expense, net of recoveries	(227)	85
Stock compensation expense	1,159	3,390
Deferred income benefit expense	(21,496)	(2,439)
Depreciation and amortization	291	420
Proceeds from sale of loans held for sale	232,055	217,267
Purchase of loans held for sale	(22,179)	—
Funding of loans held for sale	(574,293)	(508,393)
Principal received on loans held for sale	10,842	5,608
Other, net	(539)	(1,244)
Changes in operating assets and liabilities:
Settlement receivable	438	32,759
Other assets	(11,858)	(1,351)
Due to participants	(31,272)	4,354
Accounts payable, accrued expenses and other liabilities	(1,454)	(999)
Net cash used in operating activities	(420,770)	(260,518)

Cash flows from investing activities:
Principal received on loans held for investment, at fair value	28,400	35,063
Repurchases of loans held for investment, at fair value	(2,987)	(1,071)
Net increase in loans held for investment, at cost	(254,111)	(171,609)
Proceeds from sales of Biller Genie and Newtek Technology Solutions, Inc.	1,983	4,000
Contributions to joint ventures and other investments	—	(85)
Return of capital from joint ventures and other investments	—	14
Purchase of fixed assets	(58)	(91)
Sales of Federal Home Loan Bank and Federal Reserve Bank stock	48	315
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(361)	(667)
Purchases of available-for-sale securities	(17,015)	(3,945)
Maturities of available-for-sale securities	19,000	14,000
Net cash used in investing activities	(225,101)	(124,076)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Borrowing on bank notes payable	39,852	187,350
Repayment on bank notes payable	(211,394)	(202,638)
Net increase in deposits	731,751	110,248
Repayment of Federal Home Loan Bank advances	(1,038)	(7,004)
Repurchase of common shares under share repurchase plan	—	(167)
Proceeds from 2033 8.375% Notes	15,000	—
Maturity of 2026 5.50% Notes	(87,123)	—
Maturity of 2025 5.00% Notes	—	(30,000)
Proceeds from 2023 Notes	—	30,000
Payments on Notes Payable - Securitization Trusts	(22,255)	(29,596)
Proceeds related to residuals in securitizations	279,379	169,421
Dividends paid, net of dividend reinvestment plan	(12,958)	(10,468)
Payments of deferred financing costs	(218)	(724)
Proceeds from common stock issued under ESPP, net of discount, and restricted stock awards, net of forfeitures	173	157
Purchase of vested stock for employee payroll tax withholding	(582)	(70)
Net cash provided by financing activities	730,587	216,509
Net increase (decrease) in cash and restricted cash	84,716	(168,085)
Cash and restricted cash—beginning of period (NOTE 2)	310,291	381,374
Cash and restricted cash—end of period (NOTE 2)	$395,007	$213,289

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$5,250	$3,994
Reclass of loans from HFS to HFI	$442,613	$—
Dividends declared but not paid during the period	$—	$5,246
IPM stock acquired	$—	$8,200
IPM earn-out	$—	$2,268

Supplemental disclosure of cash flow information:
Interest paid	$60,946	$46,237
Income taxes paid	$14,969	$927

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The Company is a financial holding company that is a leading provider of business and financial solutions to independent business owners and provides SMBs with the following Newtek® branded business and financial solutions: Newtek Banking, Newtek Lending, Newtek Payments, Newtek Real-Time Solutions, Newtek Insurance and Newtek Payroll.

NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank; NSBF; NMS (and its subsidiary Mobil Money); NBC; PMT; NIA; TAM; POS; and NALH.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

The accompanying notes to the consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 10, 2026 (the “2025 Form 10-K”). The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The annualized results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The December 31, 2025 consolidated statements of financial condition has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

The previous net presentation of cash flows from investing and financing activities within the consolidated statements of cash flows has been revised to reflect a gross presentation of principal received on and repurchases of loans held for investment, at fair value, purchases and redemptions of Federal Home Loan Bank stock and Federal Reserve Bank stock, borrowing and repayment on bank notes payable, as well as proceeds related to residuals in securitizations for all comparative periods.

These reclassifications did not result in any changes to previously reported net income or shareholder’s equity or net cash used in investing or financing activities.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:
A more detailed description of our accounting policies is included in the Company’s 2025 Form 10-K, which accounting policies remain significantly unchanged. There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2025 Form 10-K.

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of June 30, 2026, cash deposits in excess of insured amounts totaled $108.1 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of June 30, 2026.
Restricted cash

Restricted cash includes amounts due on SBA loan-related remittances to third parties, cash reserves established as part of agreements with the SBA, cash reserves associated with consolidated securitization transactions, cash margin as collateral for derivative instruments and accounts the Company maintains to facilitate repurchase agreement transactions.

Interest bearing deposits in banks

The Company’s interest bearing deposits in banks reflects cash held at other financial institutions that earn interest.

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash and due from banks	$5,190	4,196
Restricted cash	22,744	26,477
Interest bearing deposits in banks	367,073	279,618
Total cash and cash equivalents	$395,007	$310,291

	June 30, 2026	December 31, 2025
Cash held at Federal Reserve Bank[1]	$366,225	277,828
Cash held at other financial institutions	28,782	32,463
Total cash and cash equivalents	$395,007	$310,291
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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of June 30, 2026 and 2025, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Residuals in Securitizations, at Fair Value

The residuals in securitizations, at fair value, arise from the NALP Business Loan Trust 2025-1 and 2026-1 ALP securitizations that the Company closed on April 23, 2025 and January 21, 2026, respectively. Residuals in securitizations were $204.0 million and $76.7 million as of June 30, 2026 and December 31, 2025, respectively. Both the 2025-1 and 2026-1 Trusts (collectively “the Unconsolidated Trusts”) meet the definition of a VIE. The Company holds a variable interest in the VIE, however, the Company is not considered the primary beneficiary of the VIE, because the power over the activities that have the most significant impact on the economic performance of the Unconsolidated Trusts is held by the owners of the Class C Notes issued by the respective Unconsolidated Trust, and therefore, the Company is not required to consolidate the Unconsolidated Trusts. The Company’s beneficial interest in the Unconsolidated Trusts is evidenced by NALH’s sole ownership of the Ownership Certificates and its beneficial interest in the credit risk of the securitized ALP Loans. As the Sponsor (NALH) is a wholly owned subsidiary of the Company, the Company effectively owns 100% of the equity interest in the Unconsolidated Trusts. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.
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
Repurchase Agreements
The Company uses repurchase agreements to finance certain of its general business activities. Under a repurchase agreement, the Company sells an asset to a counterparty and agrees to repurchase it at a future date for a predetermined price equal to the original sales price plus interest. The Company accounts for these transactions as secured financings in accordance with ASC 860-10-40.

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

New Accounting Standards

Business Combinations (Topic 805) and Consolidation (Topic 810)—Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (ASU 2025-03): In May 2025, the FASB issued ASU No. 2025-03, which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied prospectively. The Company does not intend to early adopt. ASU 2025-03 is required to be applied prospectively to business combinations with an acquisition date on or after the date of initial application. Because the amendments apply only to transactions occurring on or after adoption, the Company cannot reasonably estimate the effect of ASU 2025-03 on its consolidated financial statements, which will depend on the nature and terms of any future acquisitions of variable interest entities effected primarily by exchanging equity interests.

Financial Instruments—Credit Losses (Topic 326): Purchased Loans. In November 2025, the FASB issued ASU 2025-08 which amended guidance related to the accounting for purchased loans. Under this new guidance, loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. This new guidance is effective for annual and interim periods beginning after December 15, 2026 with early adoption permitted. The Company does not intend to early adopt. The guidance is required to be applied prospectively to loans acquired on or after the date of initial application. Because the amendments apply only to loans acquired on or after adoption, the Company cannot reasonably estimate the effect of ASU 2025-08 on its consolidated financial statements, which will depend on the volume and credit characteristics of loans the Company acquires in future periods.

Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. In November 2025, the FASB issues ASU 2025-09, which includes amendments to more closely align hedge accounting with the economics of an entities risk management activities. This new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and should be applied prospectively. The Company has no designated hedging relationships and does not expect the adoption of ASU 2025-09 to have a material effect on its consolidated financial statements or related disclosures.

Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11, relating to interim disclosure requirements. The amendments in this update clarify certain interim disclosure requirements and provide a comprehensive list of required interim disclosures. The ASU also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. The ASU is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company does not intend to early adopt and has not yet selected a transition method. Because the amendments affect disclosure only, adoption will not affect the Company's financial statements. The Company is evaluating the effect of ASU 2025-11 on its interim disclosures.

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
Three (3) of these NSBF 7(a) loan securitization Trusts remain consolidated as of June 30, 2026. Risks associated with the Company’s involvement with the consolidated Trusts includes potential losses of residual interests in the Trusts.

The following table presents the total assets and total liabilities associated with the Company’s variable interests in consolidated Trusts, as classified in the consolidated statements of financial condition:

	June 30, 2026	December 31, 2025
Restricted cash	$6,303	$6,303
Loans held for investment, at fair value	177,065	198,434
Total assets	$183,368	$204,737

Borrowings	$105,099	$127,050
Total liabilities	$105,099	$127,050
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

The Company’s investments in the Unconsolidated Trusts are accounted for using the fair value option under ASC 825, with changes in fair value recognized in earnings each reporting period, and is classified in Residuals in securitizations, at fair value in the Company’s consolidated statements of financial condition, and consisted of the following:

	June 30, 2026
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$204,001	$—	$204,001	$505,954

	December 31, 2025
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$76,701	$—	$76,701	$202,015

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Residuals in securitizations, at fair value (NOTE 3)	$79,657	$204,001	$32,481	$76,701
Joint ventures and other investments	36,294	43,766	36,692	47,719
Debt securities available-for-sale, at fair value	15,147	15,139	16,836	16,829
Federal Home Loan Bank and Federal Reserve Bank stock	4,548	4,548	4,234	4,234
Total investments	$135,646	$267,454	$90,243	$145,483

The Company’s Investments in Joint Ventures (JV) and Other Investments

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

Intelligent Protection Management Corp.

On January 2, 2025, the Company completed the sale of its wholly owned subsidiary Newtek Technology Solutions, Inc. (“NTS”) to Paltalk, Inc. (subsequently renamed Intelligent Protection Management Corp. (“IPM”)) (Nasdaq: IPM) (the “NTS Sale”). In connection with the NTS Sale, the Company received the Closing Consideration consisting of $4.0 million Cash Consideration and 4.0 million shares of IPM Preferred Stock. Upon the occurrence of certain specified transfers of the IPM Preferred Stock, each share of IPM Preferred Stock will automatically convert into one share of common stock of IPM, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out in an amount of up to $5.0 million, payable in cash, IPM Preferred Stock, or a combination thereof (as determined in IPM’s discretion), based on IPM’s achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Company assesses the likelihood of the earn-out being achieved on a quarterly basis and records the resulting fair value, as disclosed in the table below. As of June 30, 2026, the fair value of the earn-out was zero. The Company is entitled to appoint one representative to the IPM board of directors and Barry Sloane, the Company’s Chief Executive Officer, serves on the IPM board of directors as the Company’s representative. The Company has accounted for its investment in IPM under ASC 321 beginning in the first quarter of 2025 and as such management measured the equity investment at fair value and the carrying amount will be remeasured at each reporting period with changes in fair value recorded in earnings.

Investments related to our joint ventures and other investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
Company	Cost	Fair Value	Cost	Fair Value
Joint Ventures
TSO JV	25,520	36,500	25,520	37,250

Other Investments
EMCAP Loan Holdings, LLC	$306	$306	$306	$306
Biller Genie Software, LLC	—	—	398	1,983
Intelligent Protection Management Corp.
IPM Earnout	—	—	—	1,300
IPM Stock[1]	10,468	6,960	10,468	6,880
Total Other Investments	$10,774	$7,266	$11,172	$10,469
Total	$36,294	$43,766	$36,692	$47,719
1    Four million shares of IPM Preferred Stock with net gains/(losses) calculated based on a closing price of $1.74 and $1.72 on June 30, 2026 and December 31, 2025, respectively.

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of debt securities available-for-sale by major type as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury notes	$15,147	$—	$8	$15,139	$16,836	$—	$7	$16,829

As of June 30, 2026 and December 31, 2025, there was no accrued interest receivable on available-for-sale securities included in Other assets in the accompanying Consolidated Statements of Financial Condition.

There were no proceeds from sales of AFS securities for the three and six months ended June 30, 2026 and 2025.

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of debt securities available-for-sale by length of time each major security type has been in a continuous unrealized loss position:

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes	$15,139	$8	$—	$—	$15,139	$8

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$16,829	$7	$—	$—	3	$16,829	$7

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale by contractual maturity:

	June 30, 2026		At December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$15,147	$15,139	$16,836	$16,829
After 1 year through 5 years	—	—	—	—
After 5 through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	$15,147	$15,139	$16,836	$16,829

Other information

The following table summarizes Newtek Bank’s debt securities available-for-sale pledged for deposits, borrowings, and other purposes:

	June 30, 2026	December 31, 2025
Pledged for deposits	$—	$—
Pledged for borrowings and other:
FRB borrowings	7,377	7,383
FHLB borrowings	7,762	9,446
Total pledged	$15,139	$16,829

NOTE 5—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value, includes SBA 7(a) loans originated by NSBF and C&I LA loans and 504 loans held by SPV IV, a wholly-owned subsidiary of NALH. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans and the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by collateral type for loans HFI, at fair value:

	Loans HFI, at Fair Value
	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
CRE	$276,121	$281,084	$131,015	$138,110
Residential Real Estate	160,024	159,011	52,229	50,539
Machinery and Equipment	100,537	96,223	46,552	43,266
Accounts Receivable and Inventory	95,716	88,249	43,944	38,670
Unsecured	75,966	76,064	4,295	4,259
Other	22,457	20,937	8,619	6,354
Total	$730,821	$721,568	$286,654	$281,198

Loans HFI, at amortized cost, net of deferred fees and costs
Loans HFI, at amortized cost, net of deferred fees and costs, includes unguaranteed portions of SBA 7(a) loans, guaranteed portions of SBA 7(a) loans repurchased from the SBA and the secondary market, CRE, and C&I loans originated and held by Newtek Bank. The following table shows the Company’s loan portfolio by loan type for loans HFI, at amortized cost:

	Loans HFI, at Amortized Cost
	June 30, 2026	December 31, 2025
SBA	$689,897	$539,746
CRE	337,327	274,194
C&I	109,786	80,380
Total Loans	1,137,010	894,320
Deferred fees and costs, net	2,527	2,369
Loans held for investment, at amortized cost, net of deferred fees and costs	$1,139,537	$896,689
Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of June 30, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$9,992	$19,962	$5,920	$99,671	$135,545	$576,079	$711,624
C&I LA, at fair value	—	—	—	9,944	9,944	—	9,944
Total, at fair value	$9,992	$19,962	$5,920	$109,615	$145,489	$576,079	$721,568

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$10,843	$5,903	$2,732	$72,543	$92,021	$189,177	$281,198

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of June 30, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$27,151	$25,351	$3,284	$132,870	$188,656	$501,241	$689,897
CRE	732	—	440	2,729	3,901	333,426	337,327
C&I	1,102	591	—	1,405	3,098	106,688	109,786
Total, at amortized cost	$28,985	$25,942	$3,724	$137,004	$195,655	$941,355	$1,137,010
Deferred fees and costs							2,527
Total, at amortized cost net of deferred fees and costs							$1,139,537
Allowance for credit losses							(52,715)
Total, at amortized cost, net							$1,086,822

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$9,740	$5,628	$—	$74,008	$89,376	$450,370	$539,746
CRE	—	—	—	2,976	2,976	271,218	274,194
C&I	5,089	98	—	1,830	7,017	73,363	80,380
Total, at amortized cost	$14,829	$5,726	$—	$78,814	$99,369	$794,951	$894,320
Deferred fees and costs							2,369
Total, at amortized cost net of deferred fees and costs							$896,689
Allowance for credit losses							(45,226)
Total, at amortized cost, net							$851,463
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

The following tables present asset quality indicators by portfolio class and origination year at June 30, 2026 and December 31, 2025:

June 30, 2026	Term Loans HFI by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
SBA, at fair value
Risk Grades 1-4	$325,312	$93,805	$6,273	$12,682	$58,465	$83,148	$579,685
Risk Grades 5-6	447	6,329	10,447	12,918	44,122	56,964	131,227
Risk Grade 7	—	—	—	110	26	180	316
Risk Grade 8	—	—	—	—	126	270	396
Total	$325,759	$100,134	$16,720	$25,710	$102,739	$140,562	$711,624
C&I LA, at fair value
Risk Grades 5-6	$—	$—	$—	$—	$—	$9,944	$9,944
Total	$—	$—	$—	$—	$—	$9,944	$9,944
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$105,913	$169,178	$130,757	$59,732	$—	$—	$465,580
Risk Grades 5-6	278	21,931	84,644	60,055	—	—	166,908
Risk Grade 7	—	9,189	21,556	10,233	—	—	40,978
Risk Grade 8	—	2,179	5,373	8,879	—	—	16,431
Total	$106,191	$202,477	$242,330	$138,899	$—	$—	$689,897
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$82,073	$93,206	$44,348	$24,483	$30,171	$48,810	$323,091
Risk Grades 5-6	—	8,788	849	—	1,725	2,874	14,236
Total	$82,073	$101,994	$45,197	$24,483	$31,896	$51,684	$337,327
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$37,772	$51,989	$10,141	$2,884	$—	$—	$102,786
Risk Grades 5-6	—	1,052	5,853	29	—	—	6,934
Risk Grade 7	—	—	66	—	—	—	66
Total	$37,772	$53,041	$16,060	$2,913	$—	$—	$109,786
Total	$551,795	$457,646	$320,307	$192,005	$134,635	$202,190	$1,858,578

December 31, 2025	Term Loans HFI by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$—	$17,823	$78,437	$27,409	$82,954	$206,623
Risk Grades 5-6	—	—	3,861	19,677	7,498	43,431	74,467
Risk Grade 7	—	—	33	50	—	—	83
Risk Grade 8	—	—	—	25	—	—	25
Total	$—	$—	$21,717	$98,189	$34,907	$126,385	$281,198
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$189,147	$168,558	$74,500	$—	$—	$—	$432,205
Risk Grades 5-6	3,454	39,769	35,032	—	—	—	78,255
Risk Grade 7	332	11,069	10,205	—	—	—	21,606
Risk Grade 8	46	2,371	5,263	—	—	—	7,680
Total	$192,979	$221,767	$125,000	$—	$—	$—	$539,746
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$100,724	$52,167	$25,429	$30,508	$15,753	$42,090	$266,671
Risk Grades 5-6	1,800	885	—	1,742	—	3,096	7,523
Total	$102,524	$53,052	$25,429	$32,250	$15,753	$45,186	$274,194
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$58,284	$12,367	$3,315	$—	$—	$—	$73,966
Risk Grades 5-6	711	5,383	36	—	—	—	6,130
Risk Grade 7	—	284	—	—	—	—	284
Total	$58,995	$18,034	$3,351	$—	$—	$—	$80,380
Total	$354,498	$292,853	$175,497	$130,439	$50,660	$171,571	$1,175,518

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the three months ended June 30, 2026 and 2025:

	June 30, 2026				June 30, 2025
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$2,180	$3,172	$41,369	$46,721	$1,837	$609	$36,203	$38,649
Charge offs	(81)	(296)	(5,642)	(6,019)	—	(267)	(4,815)	(5,082)
Recoveries	—	1	199	200	—	—	13	13
Provision for credit losses[1]	536	403	10,874	11,813	208	1,198	7,639	9,045
Total	$2,635	$3,280	$46,800	$52,715	$2,045	$1,540	$39,040	$42,625
1    Excludes $0.3 million and $72 thousand of Provision for credit losses relating to unfunded commitments for the three months ended June 30, 2026 and 2025, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The following table details activity in the ACL for the six months ended June 30, 2026 and 2025:

	June 30, 2026				June 30, 2025
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,873	$3,282	$40,071	$45,226	$1,430	$315	$28,488	$30,233
Charge offs	(211)	(880)	(13,436)	(14,527)	—	(267)	(9,946)	(10,213)
Recoveries	—	488	385	873	—	—	17	17
Provision for credit losses[1]	973	390	19,780	21,143	615	1,492	20,481	22,588
Ending balance	$2,635	$3,280	$46,800	$52,715	$2,045	$1,540	$39,040	$42,625

1     Excludes $579 thousand and $34 thousand of Provision for credit losses relating to unfunded commitments for the six months ended June 30, 2026 and June 30, 2025, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The amortized cost basis of loans on nonaccrual status and the associated ACL are as follows:

	June 30, 2026			December 31, 2025
	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$64,087	$68,783	$15,644	$34,058	$39,950	$12,311
CRE	1,880	849	300	2,979	—	—
C&I	644	761	201	419	1,408	1,328
Total	$66,611	$70,393	$16,145	$37,456	$41,358	$13,639

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	June 30, 2026				December 31, 2025
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA	$80,409	$52,461	$132,870	$15,644	$44,066	$29,942	$74,008	$12,311
CRE	16,118	—	16,118	300	18,487	—	18,487	—
C&I	1,182	223	1,405	201	419	1,408	1,827	1,328
Total	$97,709	$52,684	$150,393	$16,145	$62,972	$31,350	$94,322	$13,639

Accrued interest on loans totaled $25.0 million and $22.4 million as of June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

During the three months ended June 30, 2026, the Company executed 11 loan modification involving borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified:

	Three Months Ended June 30, 2026
	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Other-Than-Insignificant Payment Delay and Term Extension	of Total Class of Financing Receivable
SBA	$426	$—	$1,814	0.3%
CRE	—	—	—	—
C&I	—	—	—	—
Total	$426	$—	$1,814	0.2%

As of June 30, 2026, the amortized cost basis of modified loans was $2.2 million.

During the three months ended June 30, 2025, the Company executed 1 loan modification involving borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified:

	Three Months Ended June 30, 2025
	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Other-Than-Insignificant Payment Delay and Principal Forgiveness	of Total Class of Financing Receivable
SBA	$248	$—	$—	—%
CRE	—	—	—	—
C&I	—	—	—	—
Total	$248	$—	$—	—%

As of June 30, 2025, the amortized cost basis of modified loans was $248 thousand.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended June 30, 2026 and 2025:

During the six months ended June 30, 2026, the Company executed 11 loan modification involving borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified:

	Six Months Ended June 30, 2026
	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Other-Than-Insignificant Payment Delay and Term Extension	of Total Class of Financing Receivable
SBA	$426	$—	$1,814	0.3%
CRE	—	—	—	—
C&I	—	—	—	—
Total	$426	$—	$1,814	0.2%

As of June 30, 2026, the amortized cost basis of modified loans was $2.2 million.

During the six months ended June 30, 2025, the Company executed 1 loan modification involving borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified:

	Six Months Ended June 30, 2025
	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Other-Than-Insignificant Payment Delay and Principal Forgiveness	of Total Class of Financing Receivable
SBA	$248	$—	$—	—%
CRE	—	—	—	—
C&I	—	—	—	—
Total	$248	$—	$—	—%

As of June 30, 2025, the amortized cost basis of modified loans was $248 thousand.

There were no modifications for borrowers experiencing financial difficulty that subsequently defaulted within twelve months of the modification date in the first six months of 2026 or 2025.

Loans held for sale, at fair value

	June 30, 2026	December 31, 2025
SBA 504 First Lien	$239,449	$201,013
SBA 504 Second Lien	30,002	31,207
SBA 7(a)[1]	—	324,469
C&I LA2	220,627	—
ALP	10,705	415,148
Loans held for sale, at fair value	$500,783	$971,837
1    As a result of an agreement with the SBA with respect to Newtek Bank’s participation in the SBA Secondary Market, $442.6 million of loans held for sale, at fair value, as of June 30, 2026, were reclassified to loans held for investment, at fair value.
2    C&I LA loans originated by Newtek Bank, which began during the first quarter of 2026.

The following tables summarize the aging of accrual and non-accrual loans HFS, at fair value by class:

	As of June 30, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days[1]
SBA, at fair value	$—	$1,120	$—	$20,470	$21,590	$247,861	$269,451
C&I LA, at fair value[1]	—	—	—	—	—	220,627	220,627
ALP, at fair value	8,896	—	—	—	8,896	1,809	10,705
Total	$8,896	$1,120	$—	$20,470	$30,486	$470,297	$500,783
1    C&I LA loans originated by Newtek Bank, which began during the first quarter of 2026.

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$21,441	$5,018	$8,713	$12,580	$47,752	$508,937	$556,689
ALP, at fair value	9,049	—	—	11,634	20,683	394,465	415,148
Total	$30,490	$5,018	$8,713	$24,214	$68,435	$903,402	$971,837

Loans held for sale, at LCM

	June 30, 2026	December 31, 2025
SBA 504 First Lien	$15,837	$19,075
SBA 504 Second Lien	4,636	7,457
Loans held for sale, at LCM	$20,473	$26,532

The following tables summarize the aging of accrual and non-accrual loans HFS, at LCM by class:

	As of June 30, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$—	$—	$2,413	2,413	$18,060	$20,473

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$—	$—	$2,435	$2,435	$24,097	$26,532

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Due from affiliated companies[1]	80	100
Due to affiliated companies[2]	—	—
Total due to/due from affiliated companies, net	$80	$100
1    Included within Other assets
2    Included within Accounts payable, accrued expenses, and other liabilities

Transactions with joint ventures and other investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and other equity investments.

The following table summarizes the income earned from our joint ventures and other investments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing income	$250	$441	$546	$935
Dividend income	450	600	900	2,286
Total income	$700	$1,041	$1,446	$3,221

Expenses	—	2,563	—	3,892

Net income/(expense)	$700	$(1,522)	$1,446	$(671)

There were no expenses related to our joint ventures and other investments for the three and six months ended June 30, 2026.

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
FDIC insured deposits	$3,720	$4,054
Non-FDIC insured deposits	338	322
Total deposits from related parties and their affiliated companies	$4,058	$4,376

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
The following table summarizes the unpaid principal balance of loans serviced at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
SBA 7(a)	$1,598,679	$1,698,866
ALP	643,809	345,856
504	48,134	48,302
Total loans serviced	$2,290,622	$2,093,024
The following table summarizes the fair value and valuation assumptions related to servicing assets at June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$12,456				$15,358
Discount factor[1]		11.25%	11.25%	11.25%		11.25%	11.25%	11.25%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		21.00%	21.00%	21.00%		21.00%	21.00%	21.00%
Servicing assets at LCM:	39,500				29,564
Discount factor[1]		10.67%	10.25%	11.25%		11.27%	10.75%	12.00%
Cumulative prepayment rate		32.90%	22.50%	50.00%		33.72%	22.50%	50.00%
Average cumulative default rate		17.31%	5.00%	21.00%		16.95%	5.00%	21.00%
Total	$51,956				$44,922
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 9—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets, at fair value. The following tables show a rollforward of servicing assets, at LCM for the six months ended June 30, 2026 and 2025:

Servicing Assets, at LCM	June 30, 2026	June 30, 2025
Balance at beginning of the period	$29,564	$24,195
Amortization[1]	(8,544)	(4,329)
Additions[2]	18,480	11,965
Impairment assessment	—	—
Balance at end of the period	$39,500	$31,831
1    Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2    Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing income earned for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing income	$5,003	$6,054	$11,388	$11,579

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

The following table summarizes the carrying amount of goodwill:

	June 30, 2026	December 31, 2025
Banking	$271	$271
Payments	13,814	13,814
Total goodwill	$14,085	$14,085

Banking: The goodwill in the banking segment was generated from the Acquisition, representing the excess of the purchase price over the fair value of the net assets acquired.

Payments: The goodwill in the payments segment was generated from acquisitions by the legal entities within this segment prior to the consolidation of those entities into NewtekOne following the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	At June 30, 2026			At December 31, 2025
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Banking - Core Deposits	$1,040	$599	$441	$1,040	$528	$512

Core Deposits Intangible. CDI is a measure of the value of noninterest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI relating to the NBNYC Acquisition will be amortized over an estimated useful life of 10 years using the sum of years digits depreciation method. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

Amortization expense for the three and six months ended June 30, 2026 and 2025 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$35	$43	$71	$86

The remaining estimated aggregate future amortization expense for intangible assets as of June 30, 2026 is as follows:

Amortization Expense
2026	$65
2027	114
2028	94
2029	73
2030	52
Thereafter	43
Total	$441

NOTE 9—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements at June 30, 2026
	Total	Level 1		Level 2	Level 3
Assets:
Debt securities available-for-sale, at fair value
U.S. Treasury notes	$15,139	$15,139		$—	$—
Government agency debentures	—	—		—	—
Loans held for sale, at fair value[1]	500,783	—		—	500,783
Loans held for investment, at fair value[1]	721,568	—		—	721,568
Residuals in securitizations, at fair value[1]	204,001	—		—	204,001
Servicing assets, at fair value[1]	12,456	—		—	12,456
Joint ventures and other investments, at fair value[1]	43,766	6,960	[2]	—	36,806
Total assets measured at fair value	$1,497,713	$22,099		$—	$1,475,614
Liabilities:
Equity warrants[1,3]	$168	$—		$—	$168
Derivative instruments[1,3]	4	—		4	—
Total liabilities measured at fair value	$172	$—		$4	$168
1    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
2    Includes four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.74 on June 30, 2026.
3    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

	Fair Value Measurements at December 31, 2025
	Total	Level 1		Level 2		Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$16,829	$16,829		$—		$—
Government agency debentures	—	—		—		—
Loans held for sale, at fair value[1]	971,837	—		324,467		647,370
Loans held for investment, at fair value[1]	281,198	—		—		281,198
Residuals in securitizations, at fair value[1]	76,701					76,701
Servicing assets, at fair value[1]	15,358	—		—		15,358
Joint ventures and other investments[1]	47,719	6,880	[3]	1,983	[4]	38,856
Derivative instruments[1,2]	737	—		737		—
Total assets measured at fair value	$1,410,379	$23,709		$327,187		$1,059,483
Liabilities:
Equity warrants[1,5]	$81	$—		$—		$81
Total liabilities measured at fair value	$81	$—		$—		$81
1    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Includes four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.72 on December 31, 2025.
4     Includes the Biller Genie investment valued at the price that settled in January 2026.
5    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

The following tables represents the changes in the assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Investments	Residuals in Securitizations, at FV	Servicing Assets, at FV	Equity Warrants[1]
Fair value, December 31, 2025	$281,198	$647,370	$38,856	$76,701	$15,358	$81
Reclasses between loans HFS and HFI	34,596	(34,596)	—	—	—	—
Sales	308	(366,387)	—	—	—	—
Principal payments received	(28,400)	(5,283)	—	—	—	—
Foreclosed real estate acquired	(2,725)	—	—	—	—	—
SBA loans, funded	—	83,666	—	—	—	—
C&I LA loans, funded[2]	—	189,800	—	—	—	—
Purchases and repurchases of loans	2,987	22,179	—	—	—	—
Residuals in securitizations, notional	—	—	—	47,176	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	1,834	(35,966)	(2,050)	80,124	—	87
Other factors	(10,843)	—	—	—	(2,902)	—
Transfers into Level 3[3]	442,613	—	—	—	—	—
Fair value, June 30, 2026	$721,568	$500,783	$36,806	$204,001	$12,456	$168
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Newtek Bank began originating C&I LA loans, also known as ALP loans, during the first quarter of 2026.
3    As a result of an agreement with the SBA with respect to Newtek Bank’s participation in the SBA Secondary Market, $442.6 million of loans held for sale, at fair value, as of June 30, 2026, were reclassified to loans held for investment, at fair value.

	Six Months Ended June 30, 2025
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Investments	Residuals in Securitizations, at FV	Servicing Assets, at FV	Equity Warrants[1]
Fair value, December 31, 2024	$369,746	$372,286	$57,678	$—	$22,062	$133
Reclass between loans at FV and LCM	—	7,133	—	—	—	—
Reclass between loans HFS and HFI	—	—	—	—	—	—
Sales	130	(251,089)	—	—	—	—
Principal payments received	(35,061)	(1,703)	—	—	—	—
Foreclosed real estate acquired	(2,425)	—	—	—	—	—
SBA loans, funded	—	47,411	—	—	—	—
ALP loans, funded	—	146,775	—	—	—	—
Purchases and repurchases of loans	1,071	—	—	—	—	—
Residuals in securitizations, notional	—	—	—	32,481	—	—
Additions[2]	—	—	2,908	—	—	—
Capital contributions/(distributions)	—	—	71	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	(22)	(4,934)	(96)	45,220	—	(69)
Other factors	(7,326)	—	—	—	(3,678)	—
Transfers out of Level 3[3]	—	(4,856)	—	—	—	—
Fair Value, June 30, 2025	$326,113	$311,023	$60,561	$77,701	$18,384	$64
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Investment in IPM.
3    As of April 1, 2025, the Company is using broker quotes to calculate the fair value of its unguaranteed portions of its SBA 7(a) loans moving them from Level 3 to Level 2.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2026 and December 31, 2025. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at June 30, 2026 and December 31, 2025.

	Fair Value as of		Weighted	Range
	June 30, 2026	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$611,953	Market yields	5.57%	5.40%	6.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$109,615	Market yields	7.26%	7.00%	8.59%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$500,783	Market yields	7.66%	6.89%	9.04%
		Cumulative prepayment rate	54.82%	50.00%	60.00%
		Average cumulative default rate	9.82%	5.00%	15.00%
Joint ventures and other investments	$36,806	Market yields	8.15%	8.09%	8.59%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	8.00%	6.00%	10.00%
Residuals in securitizations, at FV	$204,001	Market yields	8.11%	8.09%	8.59%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	8.00%	6.00%	10.00%
Servicing assets, at FV	$12,456	Market yields	11.25%	11.25%	11.25%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Liabilities:
Equity warrants	$168	Expected volatility	45.00%	45.00%	45.00%
		Dividend yield	6.70%	6.70%	6.70%
		Risk free rate	3.95%	3.95%	3.95%

	Fair Value as of		Weighted	Range
	December 31, 2025	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$208,655	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$72,543	Market yields	7.00%	7.00%	7.00%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$647,370	Market yields	7.19%	6.43%	8.13%
		Cumulative prepayment rate	56.17%	50.00%	60.00%
		Average cumulative default rate	11.17%	5.00%	15.00%
Joint ventures and other investments	$38,856	Market yields	7.40%	6.71%	12.49%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.00%	7.00%	11.00%
Residuals in securitizations, at FV	$76,701	Market yields	7.58%	7.58%	7.58%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.00%	7.00%	11.00%
Servicing assets, at FV	$15,358	Market yields	11.25%	11.25%	11.25%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Liabilities:
Equity warrants	$81	Expected volatility	45.00%	45.00%	45.00%
		Dividend yield	6.70%	6.70%	6.70%
		Risk free rate	3.95%	3.95%	3.95%

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	June 30, 2026
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,190	$5,190	$—	$—	$5,190
Restricted cash	22,744	22,744	—	—	22,744
Interest bearing deposits in banks	367,073	367,073	—	—	367,073
Loans HFS, at LCM	20,473	—	—	20,473	20,473
Loans HFI, at amortized cost, net of deferred fees and costs	1,139,537	—	—	1,158,268	1,158,268
OREO, at LCM	12,080	—	—	12,047	12,047
Servicing assets, at LCM	39,500	—	—	48,158	48,158
Federal Home Loan Bank and Federal Reserve Bank stock	4,548	—	4,548	—	4,548
Financial Liabilities:
Time deposits	636,376	—	635,793	—	635,793
Borrowings	554,192	—	198,110	364,623	562,733

	December 31, 2025
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,196	$4,196	$—	$—	$4,196
Restricted cash	26,477	26,477	—	—	26,477
Interest bearing deposits in banks	279,618	279,618	—	—	279,618
Loans HFS, at LCM	26,532	—	—	26,532	26,532
Loans HFI, at amortized cost, net of deferred fees and costs	896,689	—	—	1,012,200	1,012,200
OREO, at LCM	8,856	—	—	8,969	8,969
Servicing assets, at LCM	29,564	—	—	34,957	34,957
Federal Home Loan Bank and Federal Reserve Bank stock	4,234	—	4,234	—	4,234
Financial Liabilities:
Time deposits	439,805	—	440,688	—	440,688
Borrowings	819,888	—	283,999	543,999	827,998

The fair values of the components of Borrowings are included in the chart below:

	June 30, 2026		December 31, 2025
	Closing Price	Fair Value	Closing Price	Fair Value
Public Parent Company Notes[1]:
2026 Notes (5.50%)[2]	$—	$—	$25.19	$95,722
2028 Notes (8.00%)	25.27	40,432	25.20	40,320
2029 Notes (8.50%)	25.55	73,387	25.16	72,267
2029 Notes (8.625%)	25.34	76,020	25.23	75,690
2031 Notes (8.50%)	26.25	8,271	—	—
Subtotal (Level 2)		$198,110		$283,999

Private Parent Company Notes[3]		$117,555		$102,758
Securitizations[4]		105,099		127,050
FHLB Borrowings[4]		6,310		7,349
Other Bank Borrowings[4]		135,659		306,842
Subtotal (Level 3)		$364,623		$543,999

Total Borrowings		$562,733		$827,998
1    Fair values are based on the closing public share price on the date of measurement.
2    On February 1, 2026, the 2026 Notes matured.
3    Not recorded at fair value on a recurring basis. The fixed rate private Notes are held at par as of June 30, 2026 and December 31, 2025. Fair value calculations are performed based on implied treasury rates as of year end.
4    Fair value is calculated as the Borrowings Outstanding. Refer to NOTE 11—BORROWINGS.

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	June 30, 2026	December 31, 2025
Noninterest-bearing:
Demand	$56,270	$53,873
Interest-bearing:
Checking	182,881	150,025
Money market	100,245	93,341
Savings	1,174,730	681,364
Time deposits	636,376	439,805
Total interest-bearing	2,094,232	1,364,535
Total deposits	$2,150,502	$1,418,408

Time deposits, money market, and interest-bearing checking obtained through brokers	$65,591	$70,015
Aggregate amount of deposit accounts that exceeded the FDIC limit	$419,039	$394,346
Deposit overdrafts reclassified as loan balances	$267	$142
Certificates of deposit in excess of $250,000	$149,449	$92,372

The following table summarizes the scheduled maturities of time deposits:

2026	$345,019
2027	242,626
2028	22,923
2029	16,754
2030	8,975
Thereafter	79
Total time deposits	$636,376

NOTE 11—BORROWINGS:

At June 30, 2026 and December 31, 2025, the Company had borrowings composed of the following:

	June 30, 2026			December 31, 2025
	Commitments	Net Carrying Amount	Weighted Avg Interest Rate	Commitments	Net Carrying Amount	Weighted Avg Interest Rate
Secured Borrowings:
Notes payable - Securitization Trusts[1,2]	$106,573	$105,099	6.27%	$128,827	$127,050	6.42%
NMS Goldman Facility[2]	95,000	88,009	9.16%	95,000	88,352	9.42%
SPV I Capital One Facility[2,3]	—	—	—%	100,000	16,085	6.59%
SPV II Deutsche Bank Facility[2,4]	—	—	—%	170,000	169,146	7.32%
SPV III One Florida Bank Facility[2]	35,000	28,116	7.75%	35,000	33,259	7.75%
NH6/SPV IV D2 Facility[2]	20,000	19,534	11.50%	—	—	—%
FHLB Advances	14,000	6,310	2.65%	14,000	7,349	2.75%
Total Secured Borrowings	270,573	247,068	7.79%	542,827	441,241	7.82%
Unsecured Borrowings[2]:
2026 Notes[5,7]	—	—	—%	95,000	95,000	5.50%
2027 Notes[6]	50,000	49,982	8.125%	50,000	49,967	8.125%
2028 Notes	40,000	39,247	8.00%	40,000	39,073	8.00%
2029 Notes	71,808	70,321	8.50%	71,808	70,066	8.50%
2029 Notes	75,000	73,393	8.625%	75,000	73,150	8.625%
2030 Notes[5]	52,000	51,463	8.375%	52,000	51,391	8.375%
2031 Notes[7]	7,922	7,836	8.50%	—	—	—%
2033 Notes[8]	15,000	14,882	8.375%	—	—	—%
Total Unsecured Borrowings	311,730	307,124	8.379%	383,808	378,647	7.35%
Total Borrowings	$582,303	$554,192	8.12%	$926,635	$819,888	7.53%

At June 30, 2026 and December 31, 2025, outstanding borrowings that are presented net of deferred financing costs consisted of the following:

	June 30, 2026			December 31, 2025
	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Secured Borrowings:
Notes Payable - Securitization Trusts[1,2]	$106,573	$(1,474)	$105,099	$128,828	$(1,778)	$127,050
NMS Goldman Facility[2]	89,325	(1,316)	88,009	89,775	(1,423)	88,352
SPV I Capital One Facility[2,3]	—	—	—	16,600	(515)	16,085
SPV II Deutsche Bank Facility[2,4]	—	—	—	169,791	(645)	169,146
SPV III One Florida Bank Facility[2]	28,149	(33)	28,116	33,300	(41)	33,259
NH6/SPV IV D2 Facility[2]	20,000	(466)	19,534	—	—	—
Unsecured Borrowings:
2026 Notes (5.50%)[5,7]	—	—	—	95,000	—	95,000
2027 Notes (8.125%)[6]	50,000	(18)	49,982	50,000	(33)	49,967
2028 Notes (8.00%)	40,000	(753)	39,247	40,000	(927)	39,073
2029 Notes (8.50%)	71,808	(1,487)	70,321	71,808	(1,742)	70,066
2029 Notes (8.625%)	75,000	(1,607)	73,393	75,000	(1,850)	73,150
2030 Notes (8.375%)[5]	52,000	(537)	51,463	52,000	(609)	51,391
2031 Notes (8.50%)[7]	7,922	(86)	7,836	—	—	—
2033 Notes (8.375%)[8]	15,000	(118)	14,882	—	—	—
1    Non-recourse.
2    Net of deferred financing costs.
3    On March 25, 2026 the SPV I Capital One Facility was fully repaid and terminated.
4    On May 20, 2026, the SPV II Deutsche Bank Facility was fully repaid and terminated.
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
7    On January 28, 2026, $7.9 million of 2026 Notes were tendered and exchanged for 2031 Notes in response to the Company’s offer to exchange the 2026 Notes for newly issued 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031. On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.
8    On February 18, 2026, the Company completed an exempt offering of $15.0 million aggregate principal amount of its 8.375% Notes due 2033. The 2033 Notes will mature on March 1, 2033. The 2033 Notes may be redeemed by the Company, at its option, at a make-whole price at any time prior to January 1, 2033, or at a price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2033 Notes bear interest at a rate of 8.375% per year payable semiannually on February 1 and August 1 each year, beginning on August 1, 2026.

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

The 2033 Notes will mature on March 1, 2033. The 2033 Notes may be redeemed by the Company, at its option, at a make-whole price at any time prior to January 1, 2033, or at a price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2033 Notes bear interest at a rate of 8.375% per year payable semiannually on February 1 and August 1 each year, beginning on August 1, 2026. The 2033 Notes will be the Company’s direct unsecured obligation and ranks pari passu, or equal, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The 2033 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. At June 30, 2026, the Company was in compliance with all covenants related to the 2033 Notes.
2031 Notes
On January 28, 2026, the Company closed on its offer to exchange any and all of its 2026 Notes for its newly issued 2031 Notes, and thereby exchanged $7.9 million in aggregate principal amount of outstanding 2026 Notes for an equal principal amount of 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031, and may be redeemed at the Company’s option, in whole or in part at any time or from time to time on or after February 1, 2028 at a redemption price of 100% of the outstanding principal amount of the 2031 Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. The 2031 Notes trade on the Nasdaq Global Market under the trading symbol “NEWTO.” At June 30, 2026, the Company was in compliance with all covenants related to the 2031 Notes.
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

SPV I, II, III, and IV Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, III, and IV maintain credit facilities with third party lenders. SPV I had a Capital One facility with maximum borrowings of $100.0 million. Capital One’s commitment was scheduled to terminate in July 2027, with all amounts due under the SPV I Facility maturing in August 2028. On March 25, 2026 the SPV I Capital One Facility was fully repaid and terminated. SPV II had a Deutsche Bank facility with maximum borrowings of $170.0 million. The Deutsche Bank Facility was scheduled to mature in December 2027. On May 20, 2026 the SPV II Deutsche Bank Facility was repaid and terminated. SPV III has a One Florida Bank facility with maximum borrowings of $35.0 million. One Florida Bank’s facility matures in August 7, 2028. At June 30, 2026, total principal owed by SPV III was $28.1 million. On April 28, 2026, NH6 and SPV IV (as co-borrowers) entered into a Term Loan Agreement with D2 Asset Services, LLC with maximum borrowings of $20.0 million and a maturity in April 28, 2029. At June 30, 2026, total principal owed by NH6 and SPV IV (as co-borrowers) was $20.0 million.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total interest expense	$12,731	$13,238	$26,476	$27,350

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability[3]	Maturity (years)	Notional[1]	Asset[2]	Liability[3]	Maturity (years)
5-year Treasury Futures	$(175,018)	$—	$4	0.25 years	$(211,805)	$737	$—	0.25 years
1    Shown as a negative number when the position is sold short.
2     Shown in Other assets in the accompanying Consolidated Statements of Financial Condition.
3    Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other Noninterest Income in the consolidated statements of income for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$(981)	$1,986	$219	$(1,322)	$(741)	$2,401	$(1,536)	$(2,190)
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
The following summarizes the Company’s obligations and commitments, as of June 30, 2026 for future minimum cash payments required under operating leases and employment agreements with the Company’s named executive officers:

Year	Operating Leases	Employment Agreements	Total
2026	$329	$1,404	$1,733
2027	552	702	1,254
2028	476	—	476
2029	367	—	367
2030	225	—	225
Thereafter	2,012	—	2,012
Total	$3,961	$2,106	$6,067

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

Unfunded Commitments

At June 30, 2026 and 2025, the Company had unfunded commitments as follows that the Company anticipates funding from the same sources it used to fund its other loan commitments:

	June 30, 2026	December 31, 2025
SBA 7(a) loans	$50,335	$37,162
SBA 504 loans	66,230	66,503
C&I loans	5,130	5,048
Total unfunded commitments	$121,695	$108,713

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

Common Stock

Equity ATM Program

The Company’s shelf registration statement on Form S-3 was declared effective by the SEC on July 27, 2023 and was renewed effective July 21, 2026. On November 17, 2023, the Company entered into an ATM equity distribution agreement (the “Original ATM Equity Distribution Agreement”), which provided that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents thereunder (the “Equity ATM Program”). The Original ATM Equity Distribution Agreement was amended and restated on June 6, 2025 (the “Amended and Restated Equity Distribution Agreement”) and provides that the Company may offer and sell up to 5.0 million shares of Common Stock from time to time through the placement agents thereunder (inclusive of shares of Common Stock sold under the Original ATM Distribution Agreement) and added certain additional placement agents. The Company may, subject to market conditions, engage in activity under the Equity ATM Program.

There was no activity under the Equity ATM Program during the six months ended June 30, 2026 and 2025.

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

Pursuant to the Securities Distribution Agreement, the Company sold 1,747 shares of its 2031 Notes during the three and six months ended June 30, 2026 resulting in net proceeds of $44.1 thousand.

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
There was no activity under the stock repurchase program during the six months ended June 30, 2026 and 2025.
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

There was no activity under the debt repurchase program during the six months ended June 30, 2026.

Dividends and Distributions

Preferred Stock

The Company’s dividends and distributions on its Preferred Stock are recorded on the declaration date. The following table summarizes dividend declarations and distributions on the Series A and Series B Preferred Stock during the six months ended June 30, 2026 and 2025:

Date Declared	Series[1]	Record Date	Payment Date	Amount Per Share	Cash Distribution
Six months ended June 30, 2026
March 13, 2026	B	March 30, 2026	April 1, 2026	$21.25	$1,063
June 12, 2026	B	June 24, 2026	July 1, 2026	$21.25	$1,063

Six months ended June 30, 2025
March 31, 2025	A	March 30, 2025	April 1, 2025	$20.00	$400
June 30, 2025	A	June 30, 2025	July 1, 2025	$20.00	$400
1    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.

Common Stock

The Company’s dividends and distributions on the Common Stock are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions, including dividend shares issued on vested restricted stock awards, during the six months ended June 30, 2026 and 2025:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	Dividend Shares Issued on Unvested RSAs
Date Declared					#	$
Six months ended June 30, 2026
March 13, 2026	March 24, 2026	April 1, 2026	$0.19	$5,413	7	$74
June 12, 2026	June 24, 2026	July 1, 2026	$0.19	$5,419	5	$75

Six months ended June 30, 2025
March 31, 2025	April 15, 2025	April 30, 2025	$0.19	$4,835	35	$367
June 25, 2025	July 9, 2025	July 21, 2025	$0.19	$4,846	—	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income available to common shareholders	$13,548	$13,303	$25,886	$22,270
Weighted-average basic shares outstanding	28,504	25,167	28,483	25,162
Basic earnings per share	$0.48	$0.53	$0.91	$0.89
Diluted earnings per share:
Net income, for diluted earnings per share[1,2]	$13,548	$13,303	$25,886	$22,270
Total weighted-average basic shares outstanding	28,504	25,167	28,483	25,162
Add effect of dilutive restricted stock awards[3]	150	481	232	446
Total weighted-average diluted shares outstanding[4,5]	28,654	25,648	28,715	25,608
Diluted earnings per share	$0.47	$0.52	$0.90	$0.87
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	48	998	48	998
1    For periods presented the Series A convertible preferred stock was anti-dilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
2    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.
3    Incremental diluted shares from restricted stock awards under the treasury stock method.
4    For the three and six months ended June 30, 2026 and 2025, the incremental diluted shares from Series A convertible preferred stock and Series B preferred stock were not included in the diluted earnings per share count because the results would have been anti-dilutive under the treasury stock method.
5    For the three and six months ended June 30, 2026 and 2025, the warrants were not included in the diluted share count because the results would have been anti-dilutive under the if-converted method.

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

The Compensation, Corporate Governance and Nominating Committee of the Board approves the issuance of awards of restricted stock to employees and non-employee directors pursuant to the Company’s 2023 Stock Incentive Plan, which was approved by the Board in April 2023 and the Company’s shareholders on June 14, 2023. No new awards may be granted under the Company’s 2015 Stock Incentive Plan, which was terminated by the Board in April 2023. The following table summarizes the restricted stock issuances under the Company’s 2015 and 2023 Stock Incentive Plans, net of shares forfeited, if any:

	2023 Plan[1]	2015 Plan
Restricted Stock authorized under the plan[2]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2021 and prior	—	(438)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Year ended December 31, 2024	(497)	—
Year ended December 31, 2025	18	25
Six months ended June 30, 2026	(255)	—
Total net restricted stock (granted)/forfeited	(816)	(636)
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

Details of the Company’s outstanding shares related to restricted stock awards as of June 30, 2026 and December 31, 2025 are outlined below:

	June 30, 2026	December 31, 2025
Shares outstanding related to grants of restricted stock awards	382	245
Weighted average grant date fair value of awards	$13.42	$13.41
Additional shares outstanding related to dividends on awards	24	31

As of June 30, 2026 and December 31, 2025, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows:

	June 30, 2026	December 31, 2025
Unrecognized compensation expense on unvested awards	$5,219	$2,680
Weighted-average period of unrecognized compensation expense	1.4 years	1.3 years
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

The following table summarizes the Company’s ESPP activity from inception through June 30, 2026:

		Three Months Ended June 30,			Year Ended December 31,
		2026			2025			2024			2023
Offering Period Dates		Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount
Commencement	End
10/1/2023	3/15/2024	—	$—	$—	—	$—	$—	5	$9.83	$51	4	$13.05	51
4/1/2024	9/15/2024	—	$—	—	—	$—	—	10	$10.21	$101	—	$—	—
10/1/2024	3/15/2025	—	$—	$—	4	$10.97	$48	5	$11.03	$55	—	$—	—
4/1/2025	9/15/2025	—	$—	$—	14	$9.95	$142	—	$—	$—	—	$—	—
10/1/2025	3/15/2026	7	$10.23	$70	8	$10.23	$77	—	$—	—	—	$—	—
4/1/2026	6/15/2026	8	$9.98	$84	—	—	—	—	$—	—	—	$—	—
		15	$20.21	$154	26	$31.15	$267	20	$31.07	$207	4	$13.05	$51

The ESPP share activity is as follows:

Shares
ESPP shares authorized under the plan	200
ESPP shares purchased during:
Year ended December 31, 2023	(4)
Year ended December 31, 2024	(20)
Year ended December 31, 2025	(26)
Period ended June 30, 2026	(15)
Available for future purchases, June 30, 2026	135

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock awards	$602	$1,533	$1,159	$3,361
ESPP	9	23	17	29
Total compensation cost recognized for stock-based compensation plans	$611	$1,556	$1,176	$3,390

NOTE 17—INCOME TAXES:

Effective Tax Rate

The effective tax rate was 23.70% and 27.00% for the three months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rate differs from the federal tax rate of 21% for the three months ended June 30, 2026 and June 30, 2025, primarily due to state taxes.

The effective tax rate was 22.70% and 24.16% for the six months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2026, due to stock compensation and investments. The effective tax rate differs from the federal tax rate of 21% for the six months ended June 30, 2025, due primarily to the recognition of the difference in basis in the Company’s investment in NTS.

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

Net interest income, provision for credit losses, and noninterest expense amounts are recorded in their respective segments to the extent the amounts are directly attributable to those segments. The net income amount for each reportable segment is further derived by the use of expense allocations. Certain expenses not directly attributable to a specific segment are allocated across all segments based on key metrics, such as number of employees. These types of expenses include information technology, operations, human resources, finance, risk management, credit administration, legal, and marketing.

The assignment and allocation methodologies used in the segment reporting process discussed above change from time to time as systems are enhanced, methods for evaluating segment performance or product lines change or as business segments are realigned.

The Company operates four reportable segments for management reporting purposes with their operating and financial results reviewed by the chief operating decision maker, which is the Chief Executive Officer of the Company. The CODM assesses overall segment performance based on pre-tax income and uses this metric to allocate resources for each segment, focusing on budgeting and forecasting. The Company has four segments, as discussed below:

Banking

Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model (see NSBF below) and originates and services SBA 504 loans, C&I loans, CRE loans and ABL loans. Beginning in the first quarter of 2026, Newtek Bank began originating C&I LA Loans. In addition, Newtek Bank offers depository services.

Alternative Lending

Alternative Lending includes NALH (Newtek ALP Holdings) and its subsidiaries. The Company originated loans under its Alternative Lending Program (ALP) from 2019 to December 2025. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV, and from 2024 until December 2025, NALH originated ALP loans HFS with the intent to securitize its ALP loan portfolio, e.g., the NALP Business Loan Trust 2025-1 securitization transaction that closed in April 2025 and the NALP Business Loan Trust 2026-1 securitization transaction that closed in January 2026. Beginning in January 2026, all ALP (C&I LA) loan originations have been moved to the Bank; no new loan originations are anticipated in this segment,

NSBF

NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank; no new loan origination activity takes place. A material portion of NSBF’s legacy portfolio of SBA 7(a) loans reside in three securitization trusts.
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

The following tables provide financial information for the Company's segments:

As of and for the six months ended June 30, 2026
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$75,349	$—	$9,796	$(110)	$7,526	$(227)	$3,624	$(3,624)	$444	$(243)	$92,535
Interest expense	34,475	(516)	3,838	—	4,053	—	4,300	—	17,882	(3,687)	60,345
Net interest income/(loss)	40,874	516	5,958	(110)	3,473	(227)	(676)	(3,624)	(17,438)	3,444	32,190
Provision for loan credit losses	21,722	—	—	—	—	—	—	—	—	—	21,722
Net interest income after provision for loan credit losses	19,152	516	5,958	(110)	3,473	(227)	(676)	(3,624)	(17,438)	3,444	10,468
Noninterest income	97,548	(7,705)	6,222	—	(6,959)	—	22,299	(725)	19,957	(16,789)	113,848
Salaries and employee benefits expense	33,049	(2,540)	391	(391)	250	(250)	3,852	(699)	8,788	3,880	46,330
Electronic payment processing expense	—	—	—	—	—	—	9,483	(725)	82	—	8,840
Professional services expense	2,110	—	191	—	533	—	198	—	2,752	—	5,784
Other loan origination and maintenance expense	7,813	—	1,667	(1,045)	9,305	(6,626)	—	—	45	(23)	11,136
Technology expense	2,900	—	737	—	587	—	219	—	1,431	—	5,874
Other general and administrative costs	6,796	(1,838)	131	—	2,646	—	702	(157)	641	1,195	10,116
Income before taxes	64,032	(2,811)	9,063	1,326	(16,807)	6,649	7,169	(2,768)	(11,220)	(18,397)	36,236
Income tax expense (benefit)	16,256	(16,256)	—	—	—	—	—	—	(8,032)	16,256	8,224
Net income	$47,776	$13,445	$9,063	$1,326	$(16,807)	$6,649	$7,169	$(2,768)	$(3,188)	$(34,653)	$28,012

Assets	$2,476,045	$(11,358)	$372,916	$(22,952)	$347,955	$(46,595)	$125,063	$(99,412)	$643,060	$(599,841)	$3,184,881
Goodwill & intangible assets	$713	$—	$—	$—	$—	$—	$13,813	$—	$—	$—	$14,526
Amortization of intangible assets	$71	$—	$—	$—	$—	$—	$—	$—	$—	$—	$71

As of and for the six months ended June 30, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$47,091	$(4)	$14,037	$(33)	$13,350	$(256)	$1,135	$(1,108)	$714	$(518)	$74,408
Interest expense	19,789	(399)	4,031	—	6,547	—	1,282	(33)	16,822	(1,487)	46,552
Net interest income/(loss)	27,302	395	10,006	(33)	6,803	(256)	(147)	(1,075)	(16,108)	969	27,856
Provision for loan credit losses	22,622	—	—	—	—	—	—	—	—	—	22,622
Net interest income after provision for loan credit losses	4,680	395	10,006	(33)	6,803	(256)	(147)	(1,075)	(16,108)	969	5,234
Noninterest income	70,491	(14,310)	33,458	—	(5,283)	—	24,028	(1,274)	46,442	(44,879)	108,673
Salaries and employee benefits expense	29,199	(2,311)	656	(656)	242	231	4,501	(717)	9,854	3,452	44,451
Electronic payment processing expense	—	—	—	—	—	—	9,566	(775)	84	—	8,875
Professional services expense	2,567	—	166	—	967	—	182	—	3,857	—	7,739
Other loan origination and maintenance expense	12,104	(7,459)	2,954	(2,181)	6,725	(4,620)	—	—	225	(44)	7,704
Technology expense	2,524	—	1,414	—	501	—	407	—	878	—	5,724
Other general and administrative costs	4,840	(197)	147	(43)	1,813	(3)	884	(182)	2,057	(323)	8,993
Income before taxes	23,937	(3,948)	38,127	2,847	(8,728)	4,136	8,341	(675)	13,379	(46,995)	30,421
Income tax expense (benefit)	5,645	(5,645)	—	—	—	—	(3)	—	1,709	5,645	7,351
Net income	$18,292	$1,697	$38,127	$2,847	$(8,728)	$4,136	$8,344	$(675)	$11,670	$(52,640)	$23,070

Other Segment Disclosures:
Assets	$1,372,995	$(38,485)	$413,702	$(69,549)	$438,939	$(61,517)	$72,685	$(45,364)	$654,543	$(611,732)	$2,126,217
Goodwill & intangible assets	$858	$—	$—	$—	$—	$—	$13,814	$—	$—	$—	$14,672
Amortization of intangible assets	$86	$—	$—	$—	$—	$—	$—	$—	$—	$—	$86

The following tables provide financial information for the Company's segments:

As of and for the three months ended June 30, 2026
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$41,803	$2	$1,230	$(68)	$3,326	$(105)	$1,822	$(1,822)	$221	$(115)	$46,294
Interest expense	18,897	(255)	1,689	—	1,928	—	2,153	—	8,772	(1,854)	31,330
Net interest income/(loss)	22,906	257	(459)	(68)	1,398	(105)	(331)	(1,822)	(8,551)	1,739	14,964
Provision for loan credit losses	12,114	—	—	—	—	—	—	—	—	—	12,114
Net interest income after provision for loan credit losses	10,792	257	(459)	(68)	1,398	(105)	(331)	(1,822)	(8,551)	1,739	2,850
Noninterest income	53,255	(5,189)	2,319	—	(3,374)	—	11,417	(383)	12,931	(10,859)	60,117
Salaries and employee benefits expense	17,804	(1,436)	84	(82)	125	(125)	1,985	(343)	3,237	1,985	23,234
Electronic payment processing expense	—	—	—	—	—	—	5,034	(384)	69	—	4,719
Professional services expense	1,374	—	77	—	227	—	96	—	1,407	—	3,181
Other loan origination and maintenance expense	3,632	—	786	(524)	5,661	(4,658)	—	—	16	(4)	4,909
Technology expense	1,479	—	258	—	310	—	121	—	753	—	2,921
Other general and administrative costs	3,461	(910)	53	—	1,039	—	319	(85)	396	580	4,853
Income before taxes	36,297	(2,586)	602	538	(9,338)	4,678	3,531	(1,393)	(1,498)	(11,681)	19,150
Income tax expense (benefit)	8,722	(8,722)	—	—	—	—	—	—	(4,183)	8,722	4,539
Net income	$27,575	$6,136	$602	$538	$(9,338)	$4,678	$3,531	$(1,393)	$2,685	$(20,403)	$14,611

Assets	$2,476,045	$(11,358)	$372,916	$(22,952)	$347,955	$(46,595)	$125,063	$(99,412)	$643,060	$(599,841)	$3,184,881
Goodwill & intangible assets	$713	$—	$—	$—	$—	$—	$13,813	$—	$—	$—	$14,526
Amortization of intangible assets	$35	$—	$—	$—	$—	$—	$—	$—	$—	$—	$35

As of and for the three months ended June 30, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$24,213	$(2)	$5,960	$(23)	$6,390	$(134)	$569	$(555)	$203	$(103)	$36,518
Interest expense	9,651	(211)	1,610	—	3,181	—	653	(16)	8,316	(589)	22,595
Net interest income/(loss)	14,562	209	4,350	(23)	3,209	(134)	(84)	(539)	(8,113)	486	13,923
Provision for loan credit losses	9,117	—	—	—	—	—	—	—	—	—	9,117
Net interest income after provision for loan credit losses	5,445	209	4,350	(23)	3,209	(134)	(84)	(539)	(8,113)	486	4,806
Noninterest income	37,685	(6,999)	13,147	—	(2,035)	—	12,616	(671)	23,497	(20,965)	56,275
Salaries and employee benefits expense	16,350	(1,525)	250	(250)	155	61	2,755	(717)	3,626	2,430	23,135
Electronic payment processing expense	—	—	—	—	—	—	4,765	(421)	84	—	4,428
Professional services expense	1,824	—	99	—	365	—	144	—	1,872	—	4,304
Other loan origination and maintenance expense	5,520	(3,671)	1,321	(1,045)	3,468	(2,261)	—	—	(23)	(22)	3,287
Technology expense	1,330	—	776	—	218	—	228	—	444	—	2,996
Other general and administrative costs	2,290	(107)	53	—	742	(1)	474	(90)	967	(169)	4,159
Income before taxes	15,816	(1,487)	14,998	1,272	(3,774)	2,067	4,166	18	8,414	(22,718)	18,772
Income tax expense (benefit)	3,551	—	—	—	—	—	—	—	1,518	—	5,069
Net income	$12,265	$(1,487)	$14,998	$1,272	$(3,774)	$2,067	$4,166	$18	$6,896	$(22,718)	$13,703

Other Segment Disclosures:
Assets	$1,372,995	$(38,485)	$413,702	$(69,549)	$438,939	$(61,517)	$72,685	$(45,364)	$654,543	$(611,732)	$2,126,217
Goodwill & intangible assets	$858	$—	$—	$—	$—	$—	$13,814	$—	$—	$—	$14,672
Amortization of intangible assets	$43	$—	$—	$—	$—	$—	$—	$—	$—	$—	$43

NOTE 19—SUBSEQUENT EVENTS:

On August 6, 2026, Newtek Bank and the SBA entered into an agreement pursuant to which Newtek Bank has agreed to repurchase the guaranteed portions of certain SBA 7(a) loans from the SBA, with an initial repurchase during the third quarter of 2026 of $118 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by Company management that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or variations of these words and similar expressions are intended to identify forward-looking statements. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, including recent economic and market events and declines in depositor confidence in certain types of depository institutions, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report, including the documents we incorporate by reference, involve risks and uncertainties, including statements as to:
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
•our current intent to re-evaluate our business model, which will includes holding larger amounts of guaranteed portions of SBA 7(a) loans on our balance sheet and relying less on the income earned from the sale of guaranteed portions of SBA 7(a) loans in the secondary market, could negatively impact our revenues and business;
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
•changes to the SBA 7(a) loan program, including revisions to SBA Standard Operating Procedure (“SOP”), could materially and adversely affect Newtek Bank’s participation in the SBA 7(a) loan program and could negatively impact our revenues; and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC, including the documents we incorporate by reference.

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

Executive Overview

NewtekOne, Inc. is a financial holding company owning Newtek Bank - a branchless nationally chartered bank. Our common shares are currently listed on the Nasdaq Global Market under the symbol “NEWT”. We are subject to the regulation and supervision of the Federal Reserve and the Federal Reserve Bank of Atlanta. In addition Newtek Bank is regulated by the OCC and we are required to follow SBA rules and guidelines in the origination, servicing and sale of our SBA loans. Complying with this level of regulation requires investments in technology and process and personnel costs.

Our target market is owners and prospective owners of SMBs and our services are offered online and in some cases delivered and fulfilled by our staff via video and voice calls. We source our business through our NewtekOne.com and NewtekBank.com web sites, our alliance partner network and our marketing database, which is facilitated through our patented NewTracker® platform. Our value proposition centers on delivering a comprehensive suite of integrated business and financial solutions — including business deposits and banking, business lending, electronic payment processing, insurance services, and payroll and benefits solutions — to independent business owners through a single relationship, unified by the Newtek Advantage® platform. We believe this breadth differentiates us from single-product competitors, deepens client relationships, supports deposit retention, and diversifies our revenue.

We support the operations of our subsidiaries by providing access to our proprietary and patented technology platform, including NewTracker®. In addition, we now offer the Newtek Advantage®, the One Dashboard for All of Your Business Needs®, which provides independent business owners with instant access to a team of NewtekOne business and financial solutions experts.

Our loan products include SBA 7(a), SBA 504, traditional C&I loans, C&I LA loans, CRE loans and ABL loans. Newtek Bank is a national bank and, as a nationally licensed SBA lender under the SBA 7(a) Program, originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national SBA 7(a) lender with PLP status allows Newtek Bank to expedite the origination of SBA 7(a) loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. A government failure to fund the SBA or the loss of the SBA 7(a) lending license or PLP status would adversely impact our marketing efforts and ultimately our loan origination volume, which would negatively impact our results of operations. See “ITEM 1A. RISK FACTORS - Risks Related to SBA Lending.

Our process to extend credit to borrowers begins with technology but finishes with credit committee approval. For SBA7(a) loans, we hold the unguaranteed portion and we both sell portions guaranteed by the SBA for premiums and also hold guaranteed portions on our balance sheet to earn interest income. Unlike traditional financial and bank holding companies, the majority of our income has been historically driven and influenced by noninterest income, specifically gains on sales and market value adjustments on loans. Going forward, we intend to rely less on gain on sales and more on interest income. There can be no guarantee that we will continue to earn revenue from the sales of guaranteed portions of SBA 7(a) loans at the historic levels we have in the past. We sell certain loans servicing retained, in which case we record a servicing asset that could increase our gain on sale and provides a stream of future income to the extent the loan balance continues to be outstanding.

From 2012 through December 31, 2022, NSBF was consistently the largest non-bank SBA 7(a) lender in the U.S. based on dollar volume of loan approvals, and, as of December 31, 2022, was the third largest SBA 7(a) lender in the United States. Historically, NSBF structured its loans so that it could sell the government guaranteed portions of SBA 7(a) loans originated and securitize the unguaranteed portions. This structure generally allowed NSBF to recover its capital and earn excess capital on each loan, typically within a year. In connection with our April 2023 acquisition of Newtek Bank, we entered into a Wind-down Agreement with the SBA under which NSBF transitioned its SBA 7(a) loan originations to Newtek Bank. NSBF is winding down its operations and will continue to hold the 7(a) loans in its portfolio until maturity, liquidation, charge-off or — subject to the SBA's prior written approval — sale or transfer. Currently, Newtek Bank is ranked as the second largest SBA 7(a) lender based on dollar volume of loans approved.

Prior to the first quarter of 2026 when we began originating C&I LA loans (formerly referred to as ALP loans) out of Newtek Bank, we offered ALP loans and SBA 504 loans originated by our non-bank subsidiary NALH; and our JVs offered ALP loans. These loans have terms between 10 and 25 years, bear fixed interest rates that reset every five years, and have prepayment penalties. The criteria evaluated in underwriting C&I LA loans and the terms of these loans have been generally consistent over the program’s existence. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell the loans to a JV, and during the third quarter of 2024, we made the decision to originate with the intent to securitize ALP loans with our subsidiary NALH as the originator and sponsor. During the second quarter of 2025, NALH closed a securitization backed by $216.6 million of ALP loans and in January 2026, closed the 2026-1 securitization pursuant to which NALH sold $251.9 million of Class A Notes, $35.9 million of Class B Notes, and $6.8 million of a Class C Note issued by NALP Business Loan Trust 2026-1. These non-bank loans were initially funded with capital and lines of credit and hedged until a sufficient volume was attained at which time the loans were securitized. We are required by law to hold risk retention in securitization transactions, and the majority of our interests in securitizations are designed to absorb first loss on the loans held in the securitization trusts.

The migration of our lending activities into Newtek Bank reflects a deliberate transition from capital-markets- and warehouse-funded origination to a deposit-funded model. During the three and six months ended June 30, 2026 our average cost of total deposits was 3.75% and 3.73%, respectively, compared to an average cost of borrowings of 9.13% and 8.90%. We expect this shift toward lower-cost deposit funding to remain a primary driver of our funding profile as the wind-down of NSBF’s legacy portfolio progresses.

Our deposit products primarily include consumer high yield savings accounts, high yield certificates of deposit, zero-fee business checking, and business money market accounts. We offer business and financial solutions under the Newtek® and NewtekOne® brands to the independent business owner (SMB) market. We have also issued bonds in the public and private capital markets.

Following the Acquisition, there can be no assurance regarding our continued lending prospects or operations as a financial holding company. See “ITEM 1A. RISK FACTORS – Risks Related to Operation as a Financial Holding Company – We are subject to extensive regulation and supervision as a financial holding company, which may adversely affect our business.”

Economic Developments

We have observed and continue to observe commodity inflation, rising interest rates and declines in depositor confidence in certain types of depository institutions. In addition, the conflicts in the Middle East and the war between Russia and Ukraine, and resulting market volatility and impacts on energy prices, could adversely affect our business, financial condition and results of operations, as well as the financial condition of our borrowers. The ongoing conflicts have negatively affected the global economy and business activity and could have a material adverse effect on our business, financial condition, cash flows and results of operations, as well as those of our borrowers. The severity and duration of conflicts and their impact on global economic and market conditions are impossible to predict. In addition, beginning in 2025, the U.S. has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners, which could adversely affect markets, the business environment and our business. On July 4, 2025, federal legislation generally referred to as H.R. 1 - One Big Beautiful Bill Act (the “Act” or “OBBBA”) was signed into law. The Act includes a variety of tax provisions including permanently extending and modifying certain key aspects of existing federal tax law. U.S. GAAP requires the effects of changes in tax laws and rates to be recognized in its financial statements in the period in which legislation is enacted. The Company evaluated the OBBBA and there is no material impact on its financial position or results of operations in the current year. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Income

For the quarterly period ended June 30, 2026, we generated income in the form of interest, net gains on the sales of loans originated (which primarily include sales of SBA 7(a) and ALP loans) and related servicing assets on such sales, dividends, electronic payment processing income, servicing income, other fee income generated by loan originations and by our subsidiaries. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuated significantly from period to period. Our portfolio activity for the quarterly period ended June 30, 2026, also reflects the proceeds of sales of guaranteed portions of SBA 7(a) loans we originated. There can be no assurance that we will continue to earn revenue from the sales of guaranteed portions of SBA 7(a) loans at the historic levels we have in the past. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned and then securitized by NCL JV (dissolved in September 2025), TSO JV and Newtek ALP Holdings. These recurring fees are outlined in servicing agreements and were recorded when earned. In addition, we generated revenue in the form of loan origination fees (packaging and legal fees) as well as loan prepayment and late fees. We recorded such fees related to loans held for sale as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

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

Expenses

For the quarterly period ended June 30, 2026, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, loan origination and servicing expenses, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Results of Operations
Set forth below is a comparison of the results of operations for the six months ended June 30, 2026 and 2025.

Summary

For the six months ended June 30, 2026, the Company reported net income of $28.0 million, or $0.90 per diluted share, compared to net income of $23.1 million, or $0.87 per diluted share, for the six months ended June 30, 2025, an increase of 21.4%. The increase reflects the continued maturation of our bank-funded lending model. Net income in our Banking segment grew to $61.2 million from $20.0 million, total deposits increased $732.1 million during the six months ended June 30, 2026 and our subsidiary Newtek ALP Holdings closed the NALP Business Loan Trust 2026-1 securitization backed by $341.8 million of collateral. Net interest income increased to $32.2 million from $27.9 million, and the provision for credit losses declined to $21.7 million from $22.6 million as our allowance for credit losses stabilized following three years of reserve build associated with our 2023 adoption of CECL. Noninterest expense and noninterest income increased by $4.6 million and $5.2 million, respectively.

The net increase in net income was attributable to the following items:

	Six Months Ended June 30,
	2026	2025	Change
Net interest income	$32,190	$27,856	$4,334
Provision for credit losses	21,722	22,622	(900)
Net interest income after provision for credit losses	10,468	5,234	5,234
Noninterest income	113,848	108,673	5,175
Noninterest expense	88,080	83,486	4,594
Net income before taxes	36,236	30,421	5,815
Income tax expense	8,224	7,351	873
Net income	$28,012	$23,070	$4,942

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

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$641,454	$14,065	4.42%	$263,909	$6,081	4.65%
Investment securities	21,206	433	4.12	17,066	490	5.79
Loans	2,032,106	78,037	7.74	1,556,519	67,837	8.79
Total interest-earning assets	2,694,766	92,535	6.92	1,837,494	74,408	8.17
Less: Allowance for credit losses on loans	(49,074)			(35,931)
Noninterest earning assets	219,591			201,783
Total assets	$2,865,283			$2,003,346

Interest-bearing liabilities:
Demand	$216,357	$758	0.71%	$136,176	$511	0.76%
Savings and NOW	1,002,174	20,561	4.14	390,422	8,749	4.52
Money Market	95,989	1,750	3.68	46,982	984	4.22
Time	518,640	10,800	4.20	362,354	8,958	4.99
Total deposits	1,833,160	33,869	3.73	935,934	19,202	4.14
Borrowings	599,681	26,476	8.90	689,189	27,350	8.00
Total interest-bearing liabilities	2,432,841	60,345	5.00	1,625,123	46,552	5.78
Noninterest-bearing deposits	—			—
Noninterest-bearing liabilities	27,416			67,647
Shareholders’ equity	405,026			310,576
Total liabilities and shareholders' equity	$2,865,283			$2,003,346
Net interest income and interest rate spread		$32,190	1.92%		$27,856	2.39%
Net interest margin			2.41%			3.06%
Ratio of average interest-earning assets to average interest bearing liabilities			110.77%			113.07%

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

	Six Months Ended June 30,
	2026 vs. 2025
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(715)	$8,699	$7,984
Investment securities	(176)	119	(57)
Loans	(10,527)	20,727	10,200
Total interest income	(11,418)	29,545	18,127

Interest expense:
Demand	(54)	301	247
Savings and NOW	(1,897)	13,709	11,812
Money Market	(260)	1,026	766
Time	(2,022)	3,864	1,842
Borrowings	2,678	(3,552)	(874)
Total interest expense	(1,555)	15,348	13,793
Net interest income	$(9,863)	$14,197	$4,334

Net Interest Margin
Net interest margin decreased to 2.41% for the six months ended June 30, 2026 from 3.06% for the six months ended June 30, 2025.
Interest income increased by $18.1 million for the six months ended June 30, 2026 from $74.4 million to $92.5 million when compared to the six months ended June 30, 2025. The increase was primarily due to an increase in the average balance of interest-earning assets of $857.3 million, partially offset by a decrease in the yield on interest earning assets from 8.17% to 6.92%.
Interest expense increased by $13.8 million for the six months ended June 30, 2026 from $46.6 million to $60.3 million when compared to the six months ended June 30, 2025. The increase was primarily due to an increase in the average balance of interest-bearing liabilities of $807.7 million, partially offset by a decrease in the cost on interest earning liabilities from 5.78% to 5.00%.
Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the six months ended June 30, 2026 and 2025, there was a provision for credit losses of $21.7 million and $22.6 million, respectively.

Noninterest Income

	Six months ended June 30,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Dividend income	$935	$2,286	$(1,351)	(59.1)%
Net loss on loan servicing assets	(11,446)	(8,007)	(3,439)	42.9
Servicing income	11,388	11,579	(191)	(1.6)
Net gains on sales of loans	37,908	28,487	9,421	33.1
Net gain on residuals in securitizations	58,150	31,465	26,685	84.8
Net (loss) gain on loans under the fair value option	(28,924)	6,316	(35,240)	(557.9)
Electronic payment processing income	21,256	22,348	(1,092)	(4.9)
Other noninterest income	24,581	14,199	10,382	73.1
Total noninterest income	$113,848	$108,673	$5,175	4.8%
The $5.2 million increase in noninterest income when comparing the six months ended June 30, 2026 to six months ended June 30, 2025 was primarily due to a $26.7 million gain on residuals in securitization incurred in the six months ended June 30, 2026, an increase in other noninterest income of $10.4 million, and an increase in net gains on sales of loans of $9.4 million. These were partially offset by additional net losses on loans under the fair value option of $35.2 million.
The increase in net gain on residuals in securitizations was primarily due to the 2026-1 Securitization Trusts, which closed on January 21, 2026. To consummate transaction, $341.8 million of ALP loans held for sale at fair value were sold into the securitization trust at par. This resulted in $66.4 million of previously recorded gains on ALP loans under the fair value option to be reversed, which was a large driver of the increase in loss on loans under the fair value option. The residual in the securitization (represented by the ownership certificates) was then valued resulting in a gain that was netted against the transaction costs. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Noninterest Expense

	Six months ended June 30,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Salaries and employee benefits expense	$46,330	$44,451	$1,879	4.2%
Electronic payment processing expense	8,840	8,875	(35)	(0.4)
Professional services expense	5,784	7,739	(1,955)	(25.3)
Other loan origination and maintenance expense	11,136	7,704	3,432	44.5
Technology expense	5,874	5,724	150	2.6
Other general and administrative costs	10,116	8,993	1,123	12.5
Total noninterest expense	$88,080	$83,486	$4,594	5.5%

The $4.6 million increase in noninterest expense when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025 was primarily due to a $3.4 million increase in other loan origination and maintenance expense and a $1.9 million increase in salaries and employee benefits expense, partially offset by a decrease in professional services expense of $2.0 million. The increase in other loan origination and maintenance expense was due to the increase in loans originated during the period. The increase in salaries and employee benefits was primarily attributable to higher benefit costs, including medical and other insurance expenses. The decrease in professional fees period over period is primarily attributable to a decrease in audit and legal fees.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Six Months Ended		2026/2025 Increase/(Decrease)
	June 30, 2026	June 30, 2025	Amount	Percent
Banking	$47,776	$18,292	$29,484	161.2%
Alternative Lending	9,063	38,127	(29,064)	(76.2)%
NSBF	(16,807)	(8,728)	(8,079)	92.6%
Payments	7,169	8,344	(1,175)	(14.1)%
Corporate & Other	(3,188)	11,670	(14,858)	(127.3)%
Eliminations	(16,001)	(44,635)	28,634	(64.2)%
Consolidated net income	$28,012	$23,070	$4,942	21.4%

Banking

The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, C&I LA loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $40.9 million of net interest income during the six months ended June 30, 2026 compared to $27.3 million of net interest income during the six months ended June 30, 2025.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company originated loans under its ALP program from 2019 through December 2025. Beginning in the first quarter of 2026, these loans are originated at Newtek Bank under its C&I LA program, and NALH no longer originates loans.

Net income for the segment declined to $9.1 million for the six months ended June 30, 2026 as compared to $38.1 million for the six months ended June 30, 2025. The decline in the net income reflects the cessation of loan originations at NALH. Because C&I LA loans are now originated at Newtek Bank, the origination fees associated with those loans are recognized in the Banking segment rather than in Alternative Lending. The segment also does not record interest income on newly originated loans. In addition, loans originated in 2026 are carried at fair value at Newtek Bank, so the segment recognizes no fair value premium on new originations.

NSBF

NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.

Payments

Payments includes NMS, POS and Mobil Money. Within the segment’s results are $22.3 million of noninterest income for the six months ended June 30, 2026 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $24.0 million during the six months ended June 30, 2025. The net income also included $14.5 million and $15.5 million of noninterest expense for the six months ended June 30, 2026 and 2025, respectively.

Corporate and Other

Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Results of Operations
Set forth below is a comparison of the results of operations for the three months ended June 30, 2026 and 2025.
Summary

For the three months ended June 30, 2026, the Company reported net income of $14.6 million, or $0.47 per diluted share, compared to net income of $13.7 million, or $0.52 per diluted share, for the three months ended June 30, 2025. Net interest income increased to $15.0 million from $13.9 million, and the provision for credit losses increased to $12.1 million from $9.1 million as our allowance for credit losses stabilized following three years of reserve build associated with our 2023 adoption of CECL. Noninterest income and noninterest expense increased by $3.8 million and $1.5 million, respectively.

The change in net income was attributable to the following items:

	Three Months Ended June 30,
	2026	2025	Change
Net interest income	$14,964	$13,923	$1,041
Provision for credit losses	12,114	9,117	2,997
Net interest income after provision for credit losses	2,850	4,806	(1,956)
Noninterest income	60,117	56,275	3,842
Noninterest expense	43,817	42,309	1,508
Net income before taxes	19,150	18,772	378
Income tax expense	4,539	5,069	(530)
Net income	$14,611	$13,703	$908

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$680,350	$5,742	3.39%	$235,248	$2,950	5.03%
Investment securities	20,959	217	4.15	14,303	214	6.00
Loans	2,094,500	40,335	7.72	1,625,836	33,354	8.23
Total interest-earning assets	2,795,809	46,294	6.64	1,875,387	36,518	7.81
Less: Allowance for credit losses on loans	(49,898)			(38,693)
Noninterest earning assets	225,186			294,783
Total assets	$2,971,097			$2,131,477

Interest-bearing liabilities:
Demand	$207,955	$378	0.73%	$188,148	$308	0.66%
Savings and NOW	1,084,071	11,118	4.11	427,542	3,879	3.64
Money Market	100,874	922	3.67	48,777	584	4.80
Time	597,676	6,181	4.15	398,890	4,586	4.61
Total deposits	1,990,576	18,599	3.75	1,063,357	9,357	3.53
Borrowings	559,571	12,731	9.13	694,505	13,238	7.65
Total interest-bearing liabilities	2,550,147	31,330	4.93	1,757,862	22,595	5.16
Noninterest-bearing deposits	—			—
Noninterest-bearing liabilities	11,917			66,359
Shareholders’ equity	409,033			307,256
Total liabilities and shareholders' equity	$2,971,097			$2,131,477
Net interest income and interest rate spread		$14,964	1.71%		$13,923	2.65%
Net interest margin			2.15%			2.98%
Ratio of average interest-earning assets to average interest bearing liabilities			109.63%			106.69%

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

	Three Months Ended June 30,
	2026 vs. 2025
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(2,790)	$5,582	$2,792
Investment securities	(97)	100	3
Loans	$(2,634)	$9,615	$6,981
Total interest income	(5,521)	15,297	9,776

Interest expense:
Demand	38	32	70
Savings and NOW	1,282	5,957	7,239
Money Market	(286)	624	338
Time	(690)	2,285	1,595
Borrowings	2,065	(2,572)	(507)
Total interest expense	2,409	6,326	8,735
Net interest income	$(7,930)	$8,971	$1,041

Net Interest Margin
Net interest margin decreased to 2.15% for the three months ended June 30, 2026 from 2.98% for the three months ended June 30, 2025.
Interest income increased by $9.8 million for the three months ended June 30, 2026 from $36.5 million to $46.3 million when compared to the three months ended June 30, 2025. The increase was primarily due to an increase in the average balance of interest-earning assets of $920.4 million, partially offset by a decrease in the yield on interest earning assets from 7.81% to 6.64%.
Interest expense increased by $8.7 million for the three months ended June 30, 2026 from $22.6 million to $31.3 million when compared to the three months ended June 30, 2025. The increase was primarily due to an increase in the average balance of interest-bearing liabilities of $792.3 million, partially offset by a decrease in the cost on interest earning liabilities from 5.16% to 4.93%.
Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended June 30, 2026 and 2025 the provision for credit losses was $12.1 million and $9.1 million, respectively. The increase in provision for credit losses was primarily due to increases in net charge-offs, specific reserves on individually evaluated loans, and balances of loans held for investment at amortized cost, across all products but specifically SBA 7(a) loans.

Noninterest Income

	Three Months Ended June 30,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Dividend income	$485	$600	$(115)	(19.2)%
Net loss on loan servicing assets	(5,249)	(4,355)	(894)	20.5
Servicing income	5,003	6,054	(1,051)	(17.4)
Net gains on sales of loans	11,226	15,526	(4,300)	(27.7)
Net gain (loss) on residuals in securitizations	2,006	31,465	(29,459)	(93.6)
Net gain (loss) on loans under the fair value option	20,654	(11,761)	32,415	(275.6)
Electronic payment processing income	10,852	11,739	(887)	(7.6)
Other noninterest income	15,140	7,007	8,133	116.1
Total noninterest income	$60,117	$56,275	$3,842	6.8%
The $3.8 million million increase in noninterest income when comparing the three months ended June 30, 2026 to three months ended June 30, 2025 was primarily due to an increase in net gain on loans under the fair value option of $32.4 million and an increase in other noninterest income of $8.1 million. The increase in net gain on loans under the fair value option was primarily due to the reversal of previous gains on ALP loans to consummate the 2025-1 transaction executed in Q2 2025 and the increase in other noninterest income was primarily due to an increase in realized gains on derivative transactions, income on recoveries and an increase in origination fees. These were partially offset by a decrease in net gain on residuals in securitizations of $29.5 million and a decrease in net gains on sales of loans of $4.3 million. The decrease in net gain on residuals in securitizations was primarily due to Company’s equity interest in the 2025-1 Securitization Trust, which closed in April 2025.
Noninterest Expense

	Three Months Ended June 30,		2026/2025 Increase/(Decrease)
	June 30, 2026	June 30, 2025	Amount	Percent
Salaries and employee benefits expense	$23,234	$23,135	$99	0.4%
Electronic payment processing expense	4,719	4,428	291	6.6
Professional services expense	3,181	4,304	(1,123)	(26.1)
Other loan origination and maintenance expense	4,909	3,287	1,622	49.3
Technology expense	2,921	2,996	(75)	(2.5)
Other general and administrative costs	4,853	4,159	694	16.7
Total noninterest expense	$43,817	$42,309	$1,508	3.6%

The $1.5 million increase in noninterest expense when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025 was primarily due to a $1.6 million increase in other loan origination and maintenance expense and a $0.7 million increase in other general and administrative costs, partially offset by a decrease in professional services expense of $1.1 million. The increase in other loan origination and maintenance expense was due to the increase in loans originated during the period. The decrease in professional fees period over period is primarily attributable to a decrease in audit and consulting fees.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended June 30,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Banking	$27,575	$12,265	$15,310	124.8%
Alternative Lending	602	14,998	(14,396)	(96.0)%
NSBF	(9,338)	(3,774)	(5,564)	147.4%
Payments	3,531	4,166	(635)	(15.2)%
Corporate & Other	2,685	6,896	(4,211)	(61.1)%
Eliminations	(10,444)	(20,848)	10,404	(49.9)%
Consolidated net income	$14,611	$13,703	$908	6.6%
Banking
The banking segment includes Newtek Bank as well as its consolidated subsidiary SBL. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, C&I LA loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $22.9 million of net interest income during the three months ended June 30, 2026 compared to $14.6 million of net interest income during the three months ended June 30, 2025.

Alternative Lending

Alternative Lending includes NALH (Newtek ALP Holdings) and its subsidiaries. Within the segment’s results are $2.3 million of noninterest income for the three months ended June 30, 2026, compared to $13.1 million during the three months ended June 30, 2025. The net income also included $1.3 million and $2.5 million of noninterest expense for the three months ended June 30, 2026 and 2025, respectively. The reduction in income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 resulted from loan originations no longer being originated by NALH subsequent to December 31, 2025.
NSBF
NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.
Payments
Payments includes NMS, POS and Mobil Money. Within the segment’s results are $11.4 million of noninterest income for the three months ended June 30, 2026, resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $12.6 million during the three months ended June 30, 2025. The net income also included $7.6 million and $8.4 million of noninterest expense for the three months ended June 30, 2026 and 2025, respectively.
Corporate and Other
Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, PMT, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Discussion and Analysis of Financial Condition

June 30, 2026 vs. December 31, 2025

ASSETS

Total assets at June 30, 2026 were $3.2 billion, an increase of $440.1 million, or 16.0%, compared to total assets of $2.7 billion at December 31, 2025.

Loans

	June 30, 2026	December 31, 2025	Change
Loans held for sale, at fair value	$500,783	$971,837	$(471,054)
Loans held for sale, at LCM	20,473	26,532	(6,059)
Loans held for investment, at fair value	721,568	281,198	440,370
Loans held for investment, at amortized cost, net of deferred fees and costs	1,139,537	896,689	242,848
Allowance for credit losses	(52,715)	(45,226)	(7,489)
Loans held for investment, at amortized cost, net	1,086,822	851,463	235,359
Total Loans	$2,329,646	$2,131,030	$198,616

Loans held for sale

Loans HFS, at fair value decreased $471.1 million during the six months ended June 30, 2026. The decrease was primarily attributable to the reclassification of $442.6 million of loans from loans held for sale, at fair value, to loans held for investment, at fair value, as a result of certain modifications made with respect to Newtek Bank’s participation in the SBA Secondary Market.

	June 30, 2026	December 31, 2025	Change
SBA 504 First Lien	$239,449	$201,013	$38,436
SBA 504 Second Lien	30,002	31,207	(1,205)
SBA 7(a)[1]	—	324,469	(324,469)
Total SBA loans	269,451	556,689	(287,238)
C&I LA2	220,627	—	220,627
ALP	10,705	415,148	(404,443)
Loans HFS, at fair value	$500,783	$971,837	$(471,054)
1    As a result of an agreement with the SBA with respect to Newtek Bank’s participation in the SBA Secondary Market, $442.6 million of loans held for sale, at fair value, as of June 30, 2026, were reclassified to loans held for investment, at fair value.
2    C&I LA loans originated by Newtek Bank, which began during the first quarter of 2026.

Loans HFS, at LCM decreased $6.1 million during the same period.

	June 30, 2026	December 31, 2025	Change
SBA 504 First Lien	$15,837	$19,075	$(3,238)
SBA 504 Second Lien	4,636	7,457	(2,821)
Loans HFS, at LCM	$20,473	$26,532	$(6,059)

Loans held for investment

At Fair value: Loans HFI, at fair value were $721.6 million at June 30, 2026 compared to $281.2 million at December 31, 2025. The increase was primarily driven by the reclassification of $442.6 million of loans from loans held for sale, at fair value, to loans held for investment, at fair value, as a result an agreement with the SBA with respect to Newtek Bank’s participation in the SBA Secondary Market. This increase was partially offset principal payments on existing loans held by NSBF, which ceased originating loans in 2023, as previously discussed.

At Amortized Cost: Loans HFI, at amortized cost, consist of loans originated at or purchased by Newtek Bank. The $242.8 million increase in loans HFI, at amortized cost, is the result of an increase in originations for the six months ended June 30, 2026 over 2025.

Credit Quality: The increase in nonperforming loans HFI is adequately covered by the allowance for credit losses and in line with the seasoning of the portfolio. Additionally, the increase in nonperforming loans was driven by the repurchase of guaranteed portions of SBA 7(a) loans from the secondary market and the SBA. The Company continues to focus on prudent underwriting and portfolio diversification across its lending activities. The following table presents an analysis of loans HFI with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	June 30, 2026		December 31, 2025

At Amortized Cost
Current	$941,355	82.8%	$794,951	88.9%
Past Due 30-89 Days and accruing	54,927	4.8%	20,555	2.3%
Past Due 90 and more Days and accruing	3,724	0.3%	—	—%
Nonaccrual loans	137,004	12.1%	78,814	8.8%
Total, at amortized cost	$1,137,010	100.0%	$894,320	100.0%
Deferred fees and costs	2,527		2,369
Total, at amortized cost, net of deferred fees and costs	$1,139,537		$896,689
Allowance for credit losses	$(52,715)	4.6%	$(45,226)	5.0%

At Fair Value
Current	$576,079	79.8%	$189,177	67.2%
Past Due 30-89 Days and accruing	29,954	4.2%	16,746	6.0%
Past Due 90 and more Days and accruing	5,920	0.8%	2,732	1.0%
Nonaccrual loans	109,615	15.2%	72,543	25.8%
Total	$721,568	100.0%	$281,198	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$145,489	20.2%	$92,021	32.7%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$137,004	4.3%	$78,814	2.9%
Loans HFI, at fair value	109,615	3.4%	72,543	2.6%
Other real estate owned	11,942	0.4%	8,856	0.3%
Total Nonperforming Assets	$258,561	8.1%	$160,213	5.8%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $414.4 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of June 30, 2026. The average loan-to-value for this CRE portfolio was 58.7%. The CRE portfolio is diversified by property type and geography, and management actively monitors concentration levels, loan to value ratios, and debt service coverage metrics as part of its ongoing credit risk management process. Furthermore, there is limited exposure to office space.

The table below presents details of the loans considered non-owner occupied CRE that are not carried at fair value:

	June 30, 2026				December 31, 2025
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$802,210	$—	$802,210		$622,495	$—	$622,495
Loans backed by NOO CRE	337,327	20,473	357,800		274,194	26,532	300,726
Total loans	$1,139,537	$20,473	$1,160,010		$896,689	$26,532	$923,221

Loans backed by NOO CRE by type:
Retail	$47,650	$11,799	$59,449	53.0%	$63,013	$—	$63,013	54.0%
1-4 Family	19,175	—	19,175	55.7%	22,187	—	22,187	54.5%
Multifamily	153,381	—	153,381	60.1%	80,263	—	80,263	58.6%
Industrial	36,306	—	36,306	50.5%	34,416	—	34,416	50.5%
Office	40,364	—	40,364	52.2%	40,638	—	40,638	52.6%
Construction and land development[1]	21,497	2,805	24,302	66.4%	12,869	19,075	31,944	63.7%
Hotel	8,584	3,267	11,851	47.3%	7,709	7,457	15,166	48.2%
Other	10,370	2,602	12,972	61.4%	13,099	—	13,099	61.8%
Total NOO CRE	$337,327	$20,473	$357,800	58.7%	$274,194	$26,532	$300,726	57.5%

Unfunded Commitments
Construction and land development[1]	$—	$56,574	$56,574		$—	$55,149	$55,149
Multifamily	—	10	10		—	—	—
Total unfunded commitments	—	56,584	56,584		—	55,149	55,149
Total CRE Loans	$337,327	$77,057	$414,384		$274,194	$81,681	$355,875
1 Construction and land development includes SBA 504 first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

The table below presents detail of the Company’s Goodwill and intangibles:

	June 30, 2026			December 31, 2025
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Banking segment	$271	$441	$712	$271	$512	$783
Payments segment	13,814	—	13,814	13,814	—	13,814
Total	$14,085	$441	$14,526	$14,085	$512	$14,597

The change in intangible assets relates to amortization of intangible assets during the six months ended June 30, 2026.

Residuals in Securitizations, at Fair Value

Residuals in securitizations, at fair value were $204.0 million as of June 30, 2026 as compared to $76.7 million as of December 31, 2025. The residuals in securitizations as of June 30, 2026 arise from the NALP Business Loan Trust 2025-1 and 2026-1 ALP securitizations. See the “Residuals in Securitizations, at Fair Value” discussion below and NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES for the Company’s primary-beneficiary analysis and the basis for not consolidating the Unconsolidated Trusts.

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

LIABILITIES

Total liabilities at June 30, 2026, were $2.8 billion, an increase of $424.3 million, or 18.1%, compared to total liabilities of $2.3 billion at December 31, 2025.

Deposits

Total deposits were $2.2 billion at June 30, 2026, consisting of $56.3 million in noninterest bearing deposits and $2.1 billion in interest bearing deposits, a $731.1 million increase from the balance as of December 31, 2025. The increase in deposits is a result of increases in all of our deposit products due to our competitive interest rates well above the risk free rate and what we view as the sticky deposit relationships we foster by providing value to our depositors via the Newtek Advantage, our integrated business and financial management platform. We believe the breadth of these relationships — spanning deposits, payments, payroll and lending — supports deposit retention; insured deposits represented 80.9% of total deposits as of June 30, 2026.

Borrowings

Borrowings Outstanding	June 30, 2026	December 31, 2025	Change
Secured Borrowings:
Notes Payable - Securitization Trusts[1,2]	$105,099	$127,050	$(21,951)
NMS Goldman Facility[2]	88,009	88,352	(343)
SPV I Capital One Facility[2,3]	—	16,085	(16,085)
SPV II Deutsche Bank Facility[2,4]	—	169,146	(169,146)
SPV III One Florida Bank Facility[2]	28,116	33,259	(5,143)
NH6/SPV IV D2 Facility[2]	19,534	—	19,534
FHLB Advances	6,310	7,349	(1,039)
Total Secured Borrowings	247,068	441,241	(194,173)
Unsecured Borrowings[2]:
2026 Notes (5.50%)[5,7]	—	95,000	(95,000)
2027 Notes (8.125%)[6]	49,982	49,967	15
2028 Notes (8.00%)	39,247	39,073	174
2029 Notes (8.50%)	70,321	70,066	255
2029 Notes (8.625%)	73,393	73,150	243
2030 Notes (8.375%)[5]	51,463	51,391	72
2031 Notes (8.50%)[7]	7,836	—	7,836
2033 Notes (8.375%)	14,882	—	14,882
Total Unsecured Borrowings	307,124	378,647	(71,523)
Total Borrowings	$554,192	$819,888	$(265,696)
1     Non-recourse.
2    Net of deferred financing costs.
3     On March 25, 2026, the SPV I Capital One Facility was fully repaid and terminated.
4    On May 20, 2026, the SPV II Deutsche Bank Facility was fully repaid and terminated.
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
7    On January 28, 2026, $7.9 million of 2026 Notes were tendered and exchanged for 2031 Notes in response to the Company’s offer to exchange the 2026 Notes for newly issued 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, and will mature on February 1, 2031. On February 1, 2026, the Company repaid the remaining $87.1 million aggregate principal amount of 2026 Notes outstanding on the 2026 Notes maturity date.

Borrowings were $554.2 million at June 30, 2026, compared to $819.9 million at December 31, 2025. This decrease was primarily due to $190.4 million repayments of borrowings under the SPV I Facility (facility was paid in full and terminated on March 25, 2026),SPV II Facility (facility was paid in full and terminated on May 20, 2026) and III facilities, $95.0 million maturity of the 2026 Notes and $22.0 million reduction in the notes payable on securitization trusts. These decreases were partially offset by the $7.8 million and $14.9 million issuances of the 2031 Notes and 2033 Notes, respectively and $19.5 million in additional borrowing on the NH6/SPV IV D2 Facility.

Liquidity and Capital Resources
Overview

Total liquidity sources increased to $471.0 million as of June 30, 2026 from $386.7 million as of December 31, 2025, driven primarily by deposit growth of $732.1 million during the six months ended June 30, 2026, and both the Company and Newtek Bank remained above all “well-capitalized” regulatory minimums (Company Total Capital ratio of 22.0%). The Company actively manages liquidity to support business operations and meet obligations through ongoing monitoring of deposit trends and funding sources. In addition, the Company performs stress testing designed to assess our ability to meet both expected and unexpected cash flow needs. Management believes current liquidity and capital levels are sufficient to support planned operations and react to reasonably foreseeable market volatility.

Our liquidity and capital resources are derived from our deposits, Company notes, securitization transactions and earnings and cash flows from operations, including loan sales and repayments. The Company maintains a diversified deposit base across its customers. In the six months ended June 30, 2026, our primary use of funds from operations included originations of loans and payments of fees, interest, and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” (ATM), and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023 and was effective for three years; on June 25, 2026 the Company filed a new Form S-3, which was declared effective by the SEC on July 21, 2026. On November 17, 2023, the Company entered into the Original ATM Equity Distribution Agreement, which was amended and restated on June 6, 2025. The Amended and Restated Equity Distribution Agreement provides that the Company may offer and sell up to 5,000,000 shares of Common Stock from time to time through the placement agents. On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months. On November 7, 2025, the Company’s Board of Directors approved a twelve month extension of the stock repurchase program. In addition, on September 11, 2025, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2029 Notes during the following six months. On April 24, 2026, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2028 Notes and 2029 Notes during the following twelve months.

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

Capital amounts and ratios for the Company as of June 30, 2026 and December 31, 2025 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$362,033	12.4%	$116,785	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	313,852	18.0%	78,463	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	362,033	20.8%	104,433	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	384,233	22.0%	139,721	8.0%	N/A	N/A
NewtekOne, Inc. - December 31, 2025
Tier 1 Capital (to Average Assets)	$363,935	15.2%	$95,588	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	315,754	17.8%	79,924	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	363,935	20.5%	106,565	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	386,428	21.8%	142,087	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Under the applicable regulatory capital standards, Newtek Bank remained “well-capitalized” under the prompt corrective action measures as of the reporting date, with capital ratios exceeding minimum regulatory requirements and surpassing the capital conservation buffer requirements.

Capital amounts and ratios for Newtek Bank as of June 30, 2026, and December 31, 2025 are presented in the table below.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$193,221	8.6%	$89,870	4.0%	$112,338	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	193,221	11.5%	75,608	4.5%	109,212	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	193,221	11.5%	100,811	6.0%	134,415	8.0%
Total Capital (to Risk-Weighted Assets)	214,693	12.7%	135,240	8.0%	169,050	10.0%
Newtek Bank - December 31, 2025
Tier 1 Capital (to Average Assets)	$155,000	10.3%	60,368	4.0%	$75,460	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	155,000	12.1%	57,528	4.5%	83,096	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	155,000	12.1%	76,704	6.0%	102,272	8.0%
Total Capital (to Risk-Weighted Assets)	171,348	13.4%	102,272	8.0%	127,840	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Public Offerings

The Company maintains an equity ATM program (up to 5.0 million shares of common stock), a debt ATM program (up to $50.0 million of specified notes and depositary shares, established March 2026), and stock and debt repurchase programs (up to 1.0 million common shares, and up to $5.0 million of 2028/2029 Notes). There was no activity under the equity ATM, stock repurchase, or debt repurchase programs during the six months ended June 30, 2026. During the six months ended June 30, 2026 the Company sold 1,747 shares of its 2031 Notes under the debt ATM program, resulting in net proceeds of $44.1 thousand.

Private Placements
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

On September 26, 2025, the Borrowers drew down the full $90.0 million in Term Loans and used the proceeds to repay in full the outstanding amounts under the Webster Facility and pay transaction expenses related to the closing of the Goldman Facility. In addition, the Borrowers intend to use the proceeds to fund $58.5 million of loans to the Company. The Company used the proceeds of such loans to repay and reduce the Company’s outstanding unsecured debt, repurchase Company common shares (subject to market conditions and the terms of existing or any future share repurchase authorizations by the Company’s board of directors) and for other general corporate purposes.

Pursuant to the terms of the guaranty under the Goldman Credit Agreement, NBSH has unconditionally guaranteed the prompt and unconditional payment of all of the Borrowers’ obligations under the Goldman Credit Agreement.
SPV I, II, III, and IV Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, III, and IV maintain credit facilities with third party lenders. SPV I had a Capital One facility with maximum borrowings of $100.0 million. Capital One’s commitment was scheduled to terminate in July 2027, with all amounts due under the SPV I Facility maturing in August 2028. On March 25, 2026 the SPV I Capital One Facility was fully repaid and terminated. On May 20, 2026 the SPV II Deutsche Bank Facility was repaid and terminated. SPV III has a One Florida Bank facility with maximum borrowings of $35.0 million. One Florida Bank’s facility matures in August 2028. At June 30, 2026, total principal owed by SPV III was $28.1 million. On April 28, 2026, NH6 and SPV IV (as co-borrowers) entered into a Term Loan Agreement with D2 Asset Services, LLC., with maximum borrowings of $20.0 million and a maturity on April 28, 2029. At June 30, 2026, total principal owed by NH6 and SPV IV (as co-borrowers) was $20.0 million.
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

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of June 30, 2026 and December 31, 2025:

	Availability as of
	June 30, 2026	December 31, 2025
Unrestricted cash	$5,190	$4,196
Lines of credit at other commercial banks[1]	15,431	9,591
Newtek Bank:
Interest bearing deposits in banks	367,073	279,618
FHLB borrowing availability[1]	63,354	63,296
Lines of credit at other financial institutions	20,000	30,000
Total liquidity sources	$471,048	$386,701
1    Availability as of June 30, 2026 and December 31, 2025 is based on collateral pledged as of that date.

The Company has restricted cash of $22.7 million as of June 30, 2026. NSBF holds a portion of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has funded a $10.0 million account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement, of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is held by the parent company.

The Company generated and used cash as follows:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(420,770)	$(260,518)
Net cash used in investing activities	(225,101)	(124,076)
Net cash provided by financing activities	730,587	216,509
Net increase (decrease) in cash and restricted cash	84,716	(168,085)
Cash and restricted cash—beginning of period (NOTE 2)	310,291	381,374
Cash and restricted cash—end of period (NOTE 2)	$395,007	$213,289

During the six months ended June 30, 2026, operating activities used cash of $420.8 million, consisting primarily of $574.3 million of funding loans held for sale. The use of cash were partially offset by $232.1 million of proceeds from the sale of loans.
Cash used by investing activities was $225.1 million primarily comprised (i) $254.1 million in the net increase in loans held for investment, at cost; and (ii) $17.0 million in purchases of available-for-sale securities. These uses were partially offset by (i) a $28.3 million principal received on loans held for investment, at fair value; and (ii) $9.5 million in maturities of available-for-sale securities.
Net cash provided by financing activities was $730.6 million consisting primarily of a (i) $731.8 million net increase in deposits; (ii) $279.4 million of proceeds related to residuals in securitizations; and (iii) $39.9 million of borrowings on bank notes payable. These sources of cash were partially offset by (i) $211.4 million repayment of bank notes payable Notes; and (ii) $87.1 million repayment of the 2026 5.50%.

Contractual Obligations
The Company’s obligations and commitments representing required and potential cash outflows include demand deposits, time deposits, unsecured senior notes, notes payable - securitization trusts, short-term and long-term advances from FHLB, other bank borrowings, and operating leases and other commitments as of June 30, 2026. Our material cash requirements over the next 12 months consist primarily of interest payments on our unsecured notes and securitization borrowings, funding of the $121.7 million of unfunded loan commitments outstanding at June 30, 2026 ($50.3 million SBA 7(a), $66.2 million SBA 504, and $5.1 million commercial and industrial) to the extent drawn, and maturities of time deposits. Longer-term (beyond 12 months) cash requirements consist principally of the scheduled maturities of our unsecured notes (2027 through 2033) and securitization trust notes, and the SPV II, SPV III, and SPV IV facilities maturing in December 2027, August 2028 and April 2029, respectively. We expect to satisfy these requirements through deposit growth, cash flows from operations including loan sales and repayments, and, as needed, securitization and capital-markets financing. Refer to “NOTE 10—DEPOSITS,” “NOTE 11—BORROWINGS,” and “NOTE 13—COMMITMENTS AND CONTINGENCIES.”

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 11—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. At June 30, 2026, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million account to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended June 30, 2026.
Valuation of Loans at Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, management used various valuation approaches. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. We consider our loans HFI, at fair value and HFS, at fair value to be Level 3, within the fair value hierarchy as described in Note 10. Determining the fair value of the Level 3 loans held for sale and loans held for investment, which are measured at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, historical credit losses, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions.

These measurements are subject to significant estimation uncertainty because they depend on unobservable inputs — principally market yields, cumulative prepayment rates, and cumulative default rates — the ranges of which are disclosed in NOTE 9—FAIR VALUE MEASUREMENTS. A change in these assumptions would change the reported fair values: an increase in the market-yield or default-rate assumptions would reduce the fair value of the Level 3 loan portfolio and the securitization residuals, while a decrease would increase it.

On a quarterly basis, management determines the fair values of the retained guaranteed and unguaranteed portions of SBA 7(a) loans HFI, and unrealized changes in FV are recognized in the income statement. The loans within this portfolio were originated by NSBF and are currently originated by Newtek Bank. NSBF ceased originating new loans in April 2023 when all new SBA 7(a) loan originations were transitioned to Newtek Bank. (See Historical Business Regulation and Taxation, for a discussion of the wind-down of NSBF’s operations.)

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

The estimate is sensitive to the economic forecasts, loss-rate assumptions, and qualitative adjustments applied.

Valuation of Servicing Assets

For the quarterly period ended June 30, 2026, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees primarily from the guaranteed portions of SBA 7(a), ALP, and SBA 504 loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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

Recent Developments
On August 6, 2026, Newtek Bank and the SBA entered into an agreement pursuant to which Newtek Bank has agreed to repurchase the guaranteed portions of certain SBA 7(a) loans from the SBA, with an initial repurchase during the third quarter of 2026 of $118 million.

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

The Company has cash and cash equivalents, which includes cash and due from banks, restricted cash, and interest bearing deposits in banks, of $395.0 million. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of June 30, 2026, cash deposits in excess of insured amounts totaled approximately $108.1 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $68.7 million, of which $64.3 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of June 30, 2026, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning June 30, 2026	12 Months Beginning June 30, 2027	As of June 30, 2026
+200	0.5%	(0.4)%	2.6%
+100	0.1	(0.4)	1.3
-100	(1.1)	(0.3)	(0.8)
-200	(1.8)	(0.1)	(0.1)

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2026. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our 2025 Form 10-K, aside from those set forth herein.

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

3.2	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of NewtekOne, Inc’s Current Report on Form 8-K, filed January 24, 2023).

3.3	Articles of Amendment to Newtek Business Services Corp.’s Charter (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K filed January 17, 2025).

3.4	NewtekOne, Inc. Articles Supplementary, dated August 19, 2025. (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K, filed August 21, 2025).

3.5	NewtekOne, Inc. Articles Supplementary, dated September 16, 2025. (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K, filed September 18, 2025).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed June 18, 2024).

3.7*	Revised Insider Trading Policy, filed herewith.

10.1*	Employment Agreement by and between NewtekOne, Inc. and Barry Sloane dated as of April 1, 2026, filed herewith.

10.2*	Employment Agreement by and between Newtek Bank N.A., and Peter Downs dated as of April 1, 2026, filed herewith.

10.3*	Employment Agreement by and between NewtekOne, Inc., and Michael Schwartz dated as of April 1, 2026, filed herewith.

10.4*	Employment Agreement by and between NewtekOne, Inc., and Frank DeMaria dated as of April 1, 2026, filed herewith.

31.1*	Certification by Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification by Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: August 10, 2026	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 10, 2026	By:	/S/ FRANK M. DEMARIA
Frank M. DeMaria
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)