Form 10-Q
period 2026-09-30
NewtekOne, Inc.
filed 2026-11-06
CIK 1587987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 5, 2026, there were 28,879,001 shares outstanding of the registrant’s Common Stock, par value $0.02 per share.

Defined Terms

We have used “we,” “us,” “our,” “our company,” and “the Company” to refer to NewtekOne, Inc. and its subsidiaries in this report. We also have used several other terms in this report, which are explained or defined below:

Terms
1940 Act	Investment Company Act of 1940, as amended
2021-1 Trust	Newtek Small Business Loan Trust, Series 2021-1
2022-1 Trust	Newtek Small Business Loan Trust, Series 2022-1
2023-1 Trust	Newtek Small Business Loan Trust, Series 2023-1
2025-1 Trust	NALP Business Loan Trust, Series 2025-1
2026-1 Trust	NALP Business Loan Trust, Series 2026-1
Unconsolidated Trusts	Collectively, the 2025-1 Trust and 2026-1 Trust
2024 Notes	5.75% Notes due 2024, matured August 1, 2024
2025 5.00% Notes	5.00% Notes due 2025, matured March 31, 2025
2025 8.125% Notes	8.125% Notes due 2025, exchanged for 2027 Notes
2025 Notes	Collectively, the 2025 5.00% Notes and 2025 8.125% Notes
2026 Notes	5.50% Notes due 2026, matured February 1, 2026
2027 Notes	8.125% Notes due 2027
2028 Notes	8.00% Notes due 2028
2029 8.50% Notes	8.50% Notes due 2029
2029 8.625% Notes	8.625% Notes due 2029
2029 Notes	Collectively, the 2029 8.50% Notes and 2029 8.625% Notes
2030 Notes	8.375% Notes due 2030
2031 Notes	8.50% Notes due 2031
2033 Notes	8.375% Notes due 2033
ABL	Asset based lending
ACL	Allowance for credit losses
Acquisition	The Company’s Acquisition of NBNYC, pursuant to which the Company acquired from the NBNYC shareholders all of the issued and outstanding stock of NBNYC
ALP	Alternative Lending Program
ASC	Accounting Standards Codification, as issued by the FASB
ASU	Accounting Standards Updates, as issued by the FASB
Original ATM Equity Distribution Agreement	The Original ATM Equity Distribution Agreement, dated November 17, 2023, by and among the Company and the placement agents
Amended and Restated Equity Distribution Agreement	The Amended and Restated Equity Distribution Agreement, dated June 6, 2025, by and among the Company and the placement agents
BDC	Business Development Company under the 1940 Act
BHCA	Bank Holding Company Act of 1956
Board	The Company's board of directors
Capital One	Capital One Bank, National Association
C&I	Conventional commercial and industrial loans
C&I LA	Long amortizing C&I loans, also known as ALP loans
Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
D2	D2 Asset Services, LLC
Deutsche Bank	Deutsche Bank AG
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

Federal Reserve	Board of Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FV	Fair Value
HFI	Held for investment
HFS	Held for sale
LCM	Lower of amortized cost basis or fair value
LTV	Loan-to-Value
NBNYC	National Bank of New York City, renamed Newtek Bank, National Association
NOO	Non-owner occupied
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PCD	Purchased Financial Assets with Credit Deterioration
PLP	Preferred Lenders Program, as authorized by the SBA
RIC	Regulated investment company under the Code
S&P	Standard and Poor's
SBA	United States Small Business Administration
SEC	U.S. Securities and Exchange Commission
SMB	Small-and-medium sized businesses; revenue from $1.0 million to $100.0 million
SOFR	Secured Overnight Financing Rate
Trustee	U.S. Bank, National Association
TSO II	TSO II Booster Aggregator, L.P.
U.S. GAAP or GAAP	Generally accepted accounting principles in the United States
VIE	Variable Interest Entity
Bank borrowings	Collectively, the below facilities:
NMS Goldman Facility	Revolving Credit and Guaranty Agreement between NMS and its wholly-owned subsidiary, Mobil Money, LLC, together with NBSH Holding, LLC, the direct sole member of NMS
SPV I Capital One Facility	Revolving Credit and Security Agreement between NBL SPV I, LLC, a wholly-owned subsidiary of NALH, and Capital One (terminated March 25, 2026)
SPV II Deutsche Bank Facility	Revolving Credit and Security Agreement between NBL SPV II, LLC, a wholly-owned subsidiary of NALH, and Deutsche Bank (terminated May 20, 2026)
SPV III One Florida Bank Facility	Revolving Credit and Security Agreement between NBL SPV III, LLC, a wholly-owned subsidiary of NALH, and One Florida Bank
NH6/SPV IV D2 Facility	Term Loan Agreement between NBL SPV IV, LLC, a wholly-owned subsidiary of NALH and NALH (as co-borrowers) and D2 Asset Services, LLC
Consolidated Subsidiaries, Joint Ventures and Other Investments
NSBF	Newtek Small Business Finance, LLC
NCL	Newtek Commercial Lending, Inc., a former wholly-owned subsidiary of NewtekOne Inc., merged into NALH on May 13, 2025
Newtek Bank	Newtek Bank, National Association
NALH or Newtek ALP Holdings	Newtek Business Services Holdco 6, Inc.
NMS	Newtek Merchant Solutions, LLC, d/b/a Newtek Real-Time Payment Solutions (“NRTPS”), a wholly-owned subsidiary of NBC
Mobil Money	Mobil Money, LLC, a wholly-owned subsidiary of NMS
NTS	Newtek Technology Solutions, Inc., a former wholly-owned subsidiary of the Company, sold to IPM on January 2, 2025
NBC	CDS Business Services, Inc. dba Newtek Business Credit Solutions
SBL	Small Business Lending, LLC, a wholly-owned subsidiary of Newtek Bank
PMT	PMTWorks Payroll, LLC, dba Newtek Payroll and Benefits Solutions, a wholly-owned subsidiary of Newtek Bank
NIA	Newtek Insurance Agency, LLC
TAM	Titanium Asset Management, LLC
POS	POS on Cloud, LLC, dba Newtek Payment Systems, a 95.49% owned consolidated subsidiary

NCL JV	Newtek Conventional Lending, LLC, a former 50% owned joint venture, 100% Company owned as of August 27, 2025 and dissolved on September 30, 2025
TSO JV	Newtek-TSO II Conventional Credit Partners, LP, a 50% owned joint venture
IPM	Intelligent Protection Management Corp., formerly Paltalk, Inc.
IPM Preferred Stock	4.0 million shares of IPM Series A Non-Voting Common Equivalent Stock

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$3,785	$4,196
Restricted cash (amounts related to VIEs of $6.3 million and $6.3 million, respectively)	23,172	26,477
Interest bearing deposits in banks	277,506	279,618
Total cash and cash equivalents	304,463	310,291
Debt securities available-for-sale, at fair value	7,448	16,829
Loans HFS, at fair value	654,265	971,837
Loans HFS, at LCM	18,194	26,532
Loans HFI, at fair value (amounts related to VIEs of $166.7 million and $198.4 million, respectively)	823,742	281,198
Loans HFI, at amortized cost, net of deferred fees and costs	1,309,278	896,689
Allowance for credit losses	(57,052)	(45,226)
Loans HFI, at amortized cost, net	1,252,226	851,463
Federal Home Loan Bank and Federal Reserve Bank stock	4,468	4,234
Settlement receivable	—	438
Residuals in securitizations, at fair value	205,501	76,701
Joint ventures and other investments, at fair value (cost of $36,294 and $36,692), respectively	43,166	47,719
Goodwill and intangibles	14,493	14,597
Right of use assets	2,463	2,790
Deferred tax asset, net	14,054	—
Servicing assets, at fair value	14,811	15,358
Servicing assets, at LCM	35,803	29,564
Other assets	130,914	95,268
Total assets	$3,526,011	$2,744,819

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In Thousands, except for Per Share Data)

	September 30, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$68,003	$53,873
Interest-bearing	2,443,216	1,364,535
Total deposits	2,511,219	1,418,408
Borrowings (including borrowings of VIEs of $96.4 million and $127.1 million, respectively)	539,465	819,888
Lease liabilities	2,535	2,874
Deferred tax liabilities, net	—	10,728
Due to participants	19,338	52,389
Accounts payable, accrued expenses and other liabilities	35,331	42,962
Total liabilities	3,107,888	2,347,249

Commitment and contingencies (Note 13)
Shareholders' Equity:
Series B Preferred stock (par value $0.02 per share; 54 authorized, 50 issued and outstanding)	48,181	48,181
Common stock (par value $0.02 per share; 199,946 authorized, 28,892 and 28,658 issued and outstanding, respectively)	579	573
Retained earnings	114,039	94,990
Additional paid-in capital	255,327	253,830
Accumulated other comprehensive loss, net of income taxes	(3)	(4)
Total shareholders' equity	418,123	397,570
Total liabilities and shareholders' equity	$3,526,011	$2,744,819

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Debt securities available-for-sale	$172	$200	$605	$690
Loans and fees on loans	48,467	36,376	126,504	104,213
Other interest earning assets	4,717	2,518	18,782	8,599
Total interest income	53,356	39,094	145,891	113,502
Interest expense
Deposits	22,317	10,879	56,186	30,081
Notes and securitizations	8,715	10,710	26,963	32,592
Bank and FHLB borrowings	3,432	2,956	11,660	8,424
Total interest expense	34,464	24,545	94,809	71,097
Net interest income	18,892	14,549	51,082	42,405
Provision for credit losses	15,393	7,712	37,115	30,334
Net interest income after provision for credit losses	3,499	6,837	13,967	12,071
Noninterest income
Dividend income	1,005	425	1,940	2,711
Net loss on loan servicing assets	(1,342)	(4,493)	(12,788)	(12,500)
Servicing income	5,285	6,076	16,673	17,655
Net gains on sales of loans	32	9,563	37,940	38,050
Net gain (loss) on residuals in securitizations	1,500	(1,450)	59,650	30,015
Net gain (loss) on loans under the fair value option	19,986	29,250	(8,938)	35,566
Electronic payment processing income	10,180	11,053	31,436	33,401
Other noninterest income	16,247	9,964	40,828	24,163
Total noninterest income	52,893	60,388	166,741	169,061
Noninterest expense
Salaries and employee benefits expense	21,224	19,973	67,554	64,424
Electronic payment processing expense	4,407	4,429	13,247	13,304
Professional services expense	3,935	3,793	9,719	11,532
Other loan origination and maintenance expense	5,536	6,764	16,672	14,468
Technology expense	2,961	3,092	8,835	8,815
Loss on extinguishment of debt	—	179	—	179
Other general and administrative costs	4,109	3,929	14,225	12,923
Total noninterest expense	42,172	42,159	130,252	125,645
Net income before taxes	14,220	25,066	50,456	55,487
Income tax expense	3,516	7,165	11,740	14,516
Net income	10,704	17,901	38,716	40,971
Dividends to preferred shareholders	(1,063)	(472)	(3,189)	(1,272)
Net income available to common shareholders	$9,641	$17,429	$35,527	$39,699
Earnings per Common Share:
Basic	$0.34	$0.68	$1.25	$1.57
Diluted	$0.34	$0.67	$1.24	$1.54

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$10,704	$17,901	$38,716	$40,971
Other comprehensive income (loss) before tax:
Net unrealized gain (loss) on debt securities available-for-sale during the period	4	(3)	1	23
Other comprehensive income (loss) before tax	4	(3)	1	23
Income tax expense (benefit)	2	—	—	(3)
Other comprehensive income (loss) net of tax	2	(3)	1	26
Comprehensive income	$10,706	$17,898	$38,717	$40,997

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive loss, net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	50	48,181	28,899	$579	$109,899	$254,719	$(5)	$413,373
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	608	—	608
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	6	—	(76)	76	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(9)	—	—	(146)	—	(146)
Restricted stock awards, net of forfeitures	—	—	(11)	—	—	—	—	—
ESPP issuances	—	—	7	—	—	70	—	70
Dividends declared common shares ($0.19/share)	—	—	—	—	(5,425)	—	—	(5,425)
Dividends declared preferred shares ($21.25/share)	—	—	—	—	(1,063)	—	—	(1,063)
Net income	—	—	—	—	10,704	—	—	10,704
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2
Balance at September 30, 2026	50	$48,181	28,892	$579	$114,039	$255,327	$(3)	$418,123

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive income (loss), net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	20	$19,738	—	$—	26,317	$525	$69,995	$221,914	$8	$312,180
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	611	—	611
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	—	—	(3)	—	(54)	54	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	—	—	(90)	(1)	—	(1,066)	—	(1,067)
Restricted stock awards, net of forfeitures	—	—	—	—	(33)	(1)	—	—	—	(1)
ESPP issuances	—	—	—	—	6	—	—	70	—	70
Issuance of preferred stock, net of issuance costs	—	—	50	48,181	(54)	(1)	—	1	—	48,181
Securities purchase and exchange agreement	(20)	(19,738)	—	—	2,308	46	—	29,447	—	9,755
Issuance of common stock, net of offering costs	—	—	—	—	425	9	—	5,081	—	5,090
Amortization of offering costs related to ATM Program	—	—	—	—	—	—	—	(149)	—	(149)
Dividends declared common shares ($0.19/share)	—	—	—	—	—	—	(5,389)	—	—	(5,389)
Dividends declared preferred shares ($9.44/share)	—	—	—	—	—	—	(472)	—	—	(472)
Net income	—	—	—	—	—	—	17,901	—	—	17,901
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2025	—	$—	50	$48,181	28,876	$577	$81,981	$255,963	$5	$386,707

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive loss, net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	50	48,181	28,658	$573	$94,990	$253,830	$(4)	$397,570
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	1,767	—	1,767
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	18	—	(221)	221	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	(50)	(1)	—	(727)	—	(728)
Restricted stock awards, net of forfeitures	—	—	244	7	—	(8)	—	(1)
ESPP issuances	—	—	22	—	—	244	—	244
Dividends declared common shares ($0.57/share)	—	—	—	—	(16,257)	—	—	(16,257)
Dividends declared preferred shares ($63.75/share)	—	—	—	—	(3,189)	—	—	(3,189)
Net income	—	—	—	—	38,716	—	—	38,716
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Balance at September 30, 2026	50	$48,181	28,892	$579	$114,039	$255,327	$(3)	$418,123

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, except for Per Share Data)

	Series A Preferred stock		Series B Preferred stock		Common stock		Retained earnings	Additional paid-in capital	Accumulated other comprehensive loss, net of income taxes	Total shareholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20	$19,738	—	$—	26,291	$526	$57,773	$218,266	$(21)	$296,282
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	—	3,972	—	3,972
Dividends declared related to RSA, net of accrued dividends forfeited	—	—	—	—	26	1	(421)	420	—	—
Purchase of vested stock for employee payroll tax withholding	—	—	—	—	(95)	(1)	—	(1,136)	—	(1,137)
Restricted stock awards, net of forfeitures	—	—	—	—	(31)	(2)	—	—	—	(2)
Retirement of common shares	—	—	—	—	(13)	(1)	—	(166)	—	(167)
ESPP issuances	—	—	—	—	19	—	—	227	—	227
Issuance of common stock, net of offering costs	—	—	—	—	425	9	—	5,081	—	5,090
Issuance of preferred stock, net of issuance costs	—	—	50	48,181	(54)	(1)	—	1	—	48,181
Securities purchase and exchange agreement	(20)	(19,738)	—	—	2,308	46	—	29,447	—	9,755
Amortization of offering costs related to ATM Program	—	—	—	—	—	—	—	(149)	—	(149)
Dividends declared common shares ($0.57/share)	—	—	—	—	—	—	(15,070)	—	—	(15,070)
Dividends declared preferred shares ($49.44/share)	—	—	—	—	—	—	(1,272)	—	—	(1,272)
Net income	—	—	—	—	—	—	40,971	—	—	40,971
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	26	26
Balance at September 30, 2025	—	$—	50	$48,181	28,876	$577	$81,981	$255,963	$5	$386,707

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net Income	$38,716	$40,971
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized depreciation on joint ventures and other investments	2,570	734
Net loss (gain) on loans accounted for under the fair value option	8,938	(35,566)
Net gain on residuals in securitizations	(59,650)	(30,015)
Net loss on loan servicing assets	12,788	12,500
Net unrealized (gain) loss on warrants and derivative transactions	(3,687)	427
Net gain on sales of loans	(37,940)	(38,050)
Net accretion of premium/discount on debt securities available-for-sale and loans	(355)	(1,423)
Loss on extinguishment of debt, deferred financing costs expensed	—	158
Amortization of deferred financing costs and deferred loan fees and costs	927	3,225
Provision for credit losses	37,115	30,334
Lower of cost or market adjustment on loans HFS	—	(53)
Bad debt expense, net of recoveries	(311)	283
Stock compensation expense	1,767	4,008
Deferred income (benefit) expense	(24,782)	3,097
Depreciation and amortization	418	549
Proceeds from sale of loans HFS	245,951	310,246
Purchase and repurchases of loans HFS	(22,179)	—
Funding of loans HFS	(723,315)	(777,953)
Principal received on loans HFS	14,134	7,275
Other, net	—	(1,145)
Changes in operating assets and liabilities:
Settlement receivable	438	51,996
Other assets	(26,957)	(16,097)
Due to participants	(33,051)	13,516
Accounts payable, accrued expenses and other liabilities	(4,770)	(6,853)
Net cash used in operating activities	(573,235)	(427,836)

Cash flows from investing activities:
Principal received on loans HFI held at fair value	48,432	53,907
Purchases and repurchases of loans HFI held at fair value	(2,987)	(4,669)
Funding of loans HFI held at fair value	(116,176)	—
Net increase in loans HFI at amortized cost	(436,277)	(242,775)
Proceeds from sales of Biller Genie and Newtek Technology Solutions, Inc.	1,983	4,000
Contributions to joint ventures and other investments	—	(15,835)
Return of capital from joint ventures and other investments	—	5,644
Purchase of fixed assets	(25)	(96)
Sales of Federal Home Loan Bank and Federal Reserve Bank stock	331	338
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(565)	(817)
Purchases of available-for-sale securities	(17,016)	(11,573)
Maturities of available-for-sale securities	26,800	18,000
Net cash used in investing activities	(495,500)	(193,876)

See accompanying notes to consolidated financial statements.

NEWTEKONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended September 30,
	2026	2025

Cash flows from financing activities:
Borrowing on bank notes payable	39,852	390,200
Repayment on bank notes payable	(211,619)	(295,531)
Net increase in deposits	1,092,340	204,384
Repayment of Federal Home Loan Bank advances	(7,349)	(7,513)
Proceeds from common shares sold, net of offering costs	—	5,090
Proceeds from preferred stock, net of offering costs	—	48,181
Securities purchase and exchange agreement	—	10,000
Repurchase of common shares under share repurchase plan	—	(167)
Proceeds from 2033 8.375% Notes	15,000	—
Maturity of 2026 5.50% Notes	(87,123)	—
Maturity of 2025 5.00% Notes	—	(30,000)
Proceeds from 2030 Notes	—	30,000
Purchase of 2029 8.50% Notes	—	(67)
Payments on Notes Payable - Securitization Trusts	(31,118)	(46,671)
Proceeds related to residuals in securitizations	273,074	169,420
Dividends paid, net of dividend reinvestment plan	(19,446)	(16,176)
Payments of deferred financing costs	(219)	(2,934)
Proceeds from common stock issued under ESPP, net of discount, and restricted stock awards, net of forfeitures	243	190
Purchase of vested stock for employee payroll tax withholding	(728)	(1,137)
Net cash provided by financing activities	1,062,907	457,269
Net decrease in cash and restricted cash	(5,828)	(164,443)
Cash and restricted cash—beginning of period (NOTE 2)	310,291	381,374
Cash and restricted cash—end of period (NOTE 2)	$304,463	$216,931

Non-cash operating, investing and financing activities:
Foreclosed real estate acquired	$7,890	$7,599
Reclass of loans from HFS to HFI	$442,613	$—
Dividends declared but not paid during the period	$—	$5,387
IPM stock acquired	$—	$8,200
IPM earn-out	$1,300	$2,268
Loans and accrued interest acquired through asset acquisition	$—	$26,213

Supplemental disclosure of cash flow information:
Interest paid	$96,541	$71,899
Income taxes paid	$30,744	$10,699

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

NewtekOne reports on a consolidated basis the financial condition and results of operations for the following consolidated subsidiaries: Newtek Bank (and its subsidiaries PMT and SBL); NSBF; NMS (and its subsidiary Mobil Money); NBC; NIA; TAM; POS; and NALH.

Except as otherwise noted, all financial information included in the tables in the following footnotes is stated in thousands, except per share data.

The accompanying notes to the consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 10, 2026 (the “2025 Form 10-K”). The unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of the consolidated financial statements in accordance with U.S. GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. The annualized results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. The December 31, 2025 consolidated statements of financial condition has been derived from the audited financial statements as of that date. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and due from banks

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Invested cash is held exclusively at financial institutions of high credit quality. As of September 30, 2026, cash deposits in excess of insured amounts totaled $84.6 million. The Company has not experienced any losses with respect to cash balances in excess of insured amounts and management does not believe there was a significant concentration of risk with respect to cash balances as of September 30, 2026.
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

The following table provides a reconciliation of cash, restricted cash, and interest bearing deposits in banks as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash and due from banks	$3,785	4,196
Restricted cash	23,172	26,477
Interest bearing deposits in banks	277,506	279,618
Total cash and cash equivalents	$304,463	$310,291

	September 30, 2026	December 31, 2025
Cash held at Federal Reserve Bank[1]	$276,703	277,828
Cash held at other financial institutions	27,760	32,463
Total cash and cash equivalents	$304,463	$310,291
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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2026 and December 31, 2025, the Company determined that the unrealized loss positions in the AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Residuals in Securitizations, at Fair Value

The residuals in securitizations, at fair value, arise from the NALP Business Loan Trust 2025-1 and 2026-1 ALP securitizations that the Company closed on April 23, 2025 and January 21, 2026, respectively. Residuals in securitizations were $205.5 million and $76.7 million as of September 30, 2026 and December 31, 2025, respectively. Both the 2025-1 and 2026-1 Trusts (collectively “the Unconsolidated Trusts”) meet the definition of a VIE. The Company holds a variable interest in the VIE, however, the Company is not considered the primary beneficiary of the VIE, because the power over the activities that have the most significant impact on the economic performance of the Unconsolidated Trusts is held by the owners of the Class C Notes issued by the respective Unconsolidated Trust, and therefore, the Company is not required to consolidate the Unconsolidated Trusts. The Company’s beneficial interest in the Unconsolidated Trusts is evidenced by NALH’s sole ownership of the ownership certificates representing a beneficial interest in the Trusts and its beneficial interest in the credit risk of the securitized ALP Loans. As NALH is the Sponsor of these securitizations, and NALH is a wholly owned subsidiary of the Company, the Company effectively owns 100% of the equity interest in the Unconsolidated Trusts. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.
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
Assets owned by these securitization Trusts, which are VIEs, have been included in the Company’s consolidated financial statements as a result of the Company concluding that it is (or was) the primary beneficiary of the Trust. The Company therefore consolidated the entities using the carrying amounts of the Trusts’ assets and liabilities and reflects the assets in Restricted cash and Loans HFI, at fair value and reflects the associated financing in Borrowings on the Consolidated Statements of Financial Condition. The creditors or other beneficial interest holders of Trusts for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the Trust and do not have recourse to the Company.
Three (3) of these NSBF 7(a) loan securitization Trusts remain consolidated as of September 30, 2026. Risks associated with the Company’s involvement with the consolidated Trusts includes potential losses of residual interests in the Trusts.

The following table presents the total assets and total liabilities associated with the Company’s variable interests in consolidated Trusts, as classified in the consolidated statements of financial condition:

	September 30, 2026	December 31, 2025
Restricted cash	$6,303	$6,303
Loans HFI, at fair value	166,728	198,434
Total assets	$173,031	$204,737

Borrowings	$96,356	$127,050
Total liabilities	$96,356	$127,050
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
On January 21, 2026, Newtek ALP Holdings closed a securitization pursuant to which it sold $251.9 million of Class A Notes, $35.9 million of Class B Notes, and $6.8 million of a Class C Note (collectively, the “2026-1 Notes”) issued by NALP Business Loan Trust 2026-1. The Notes were backed by $341.8 million of collateral, consisting of Company originated ALP loans. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 5.796%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.296%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.146%. The 2026-1 Notes had a weighted average yield of 6.08% and an 86% advance rate.
Both the 2025-1 and 2026-1 Trusts (collectively “the Unconsolidated Trusts”) meet the definition of a VIE and the Company holds a variable interest in the Unconsolidated Trusts, however, the Company is not considered the primary beneficiary of the Unconsolidated Trusts, because the power over the activities that have the most significant impact on the economic performance of each Securitization Trust is held by a single noteholder who has the unilateral ability to remove the Company, without cause, as decision maker over the activities that most significantly impact the economic performance of the Unconsolidated Trusts. Consequently, the Company is not required to consolidate the Unconsolidated Trusts. The Company’s beneficial interest in the Unconsolidated Trusts is evidenced by sole ownership of the ownership certificates representing a beneficial interest in the Trusts and its beneficial interest in the credit risk of the securitized ALP Loans. Newtek ALP Holdings, the sponsor of the Securitization Trusts, is a wholly owned subsidiary of the Company, therefore the Company effectively owns 100% of the equity interest in the Unconsolidated Trusts.
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

The Company’s investments in the Unconsolidated Trusts are accounted for using the fair value option under ASC 825, with changes in fair value recognized in earnings each reporting period, and is classified in Residuals in securitizations, at fair value in the Company’s consolidated statements of financial condition, and consisted of the following:

	September 30, 2026
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$205,501	$—	$205,501	$498,002

	December 31, 2025
	Carrying Value		Maximum Exposure to Loss	Total Assets in VIE
	Assets	Liabilities
Transfer of loans - sale treatment
Retained interests	$76,701	$—	$76,701	$202,015

NOTE 4—INVESTMENTS:

Investments consisted of the following at:

	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Residuals in securitizations, at fair value (NOTE 3)	$79,657	$205,501	$32,481	$76,701
Joint ventures and other investments	36,294	43,166	36,692	47,719
Debt securities available-for-sale, at fair value	7,454	7,448	16,836	16,829
Federal Home Loan Bank and Federal Reserve Bank stock	4,468	4,468	4,234	4,234
Total investments	$127,873	$260,583	$90,243	$145,483

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

Intelligent Protection Management Corp.

On January 2, 2025, the Company completed the sale of its wholly owned subsidiary Newtek Technology Solutions, Inc. (“NTS”) to Paltalk, Inc. (subsequently renamed Intelligent Protection Management Corp. (“IPM”)) (Nasdaq: IPM) (the “NTS Sale”). In connection with the NTS Sale, the Company received the Closing Consideration consisting of $4.0 million cash consideration and 4.0 million shares of IPM Preferred Stock. Upon the occurrence of certain specified transfers of the IPM Preferred Stock, each share of IPM Preferred Stock will automatically convert into one share of common stock of IPM, subject to certain anti-dilution adjustments. In addition to the Closing Consideration, the Company may be entitled to receive an earn-out in an amount of up to $5.0 million, payable in cash, IPM Preferred Stock, or a combination thereof (as determined in IPM’s discretion), based on IPM’s achievement of certain cumulative average Adjusted EBITDA thresholds for the 2025 and 2026 fiscal years. The Company assesses the likelihood of the earn-out being achieved on a quarterly basis and records the resulting fair value, as disclosed in the table below. As of September 30, 2026, the fair value of the earn-out was zero. The Company is entitled to appoint one representative to the IPM board of directors, and Barry Sloane, the Company’s Chief Executive Officer, serves on the IPM board of directors as the Company’s representative. The Company has accounted for its investment in IPM under ASC 321 beginning in the first quarter of 2025 and as such management measured the equity investment at fair value and the carrying amount will be remeasured at each reporting period with changes in fair value recorded in earnings.

Investments related to our joint ventures and other investments as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
Company	Cost	Fair Value	Cost	Fair Value
Joint Ventures
TSO JV	25,520	35,700	25,520	37,250

Other Investments
EMCAP Loan Holdings, LLC	$306	$306	$306	$306
Biller Genie Software, LLC	—	—	398	1,983
Intelligent Protection Management Corp.
IPM Earnout	—	—	—	1,300
IPM Stock[1]	10,468	7,160	10,468	6,880
Total Other Investments	$10,774	$7,466	$11,172	$10,469
Total	$36,294	$43,166	$36,692	$47,719
1    Four million shares of IPM Preferred Stock with net gains/(losses) calculated based on a closing price of $1.79 and $1.72 on September 30, 2026 and December 31, 2025, respectively.

Debt Securities Available-for-Sale

The following tables summarize the amortized cost and fair value of debt securities available-for-sale by major type as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury notes	$7,454	$—	$6	$7,448	$16,836	$—	$7	$16,829

As of September 30, 2026 and December 31, 2025, there was no accrued interest receivable on available-for-sale securities included in Other assets in the accompanying Consolidated Statements of Financial Condition.

There were no proceeds from sales of AFS securities for the three and nine months ended September 30, 2026 and 2025.

Unrealized Losses

The following tables summarize the gross unrealized losses and fair value of debt securities available-for-sale by length of time each major security type has been in a continuous unrealized loss position:

	September 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes	$7,448	$6	$—	$—	$7,448	$6

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes	$16,829	$7	$—	$—	$16,829	$7

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

Contractual Maturities

The following table summarizes the amortized cost and fair value of debt securities available-for-sale by contractual maturity:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within 1 year	$7,454	$7,448	$16,836	$16,829
After 1 year through 5 years	—	—	—	—
After 5 through 10 years	—	—	—	—
After 10 years	—	—	—	—
Total	$7,454	$7,448	$16,836	$16,829

Other information

The following table summarizes Newtek Bank’s debt securities available-for-sale pledged for deposits, borrowings, and other purposes:

	September 30, 2026	December 31, 2025
Pledged for deposits	$—	$—
Pledged for borrowings and other:
FRB borrowings	7,448	7,383
FHLB borrowings	—	9,446
Total pledged	$7,448	$16,829

NOTE 5—LOANS:

Loans held for investment (HFI), at fair value

Loans HFI, at fair value, includes SBA 7(a) loans originated by NSBF and Newtek Bank, C&I LA loans, and 504 loans held by SPV IV, a wholly-owned subsidiary of NALH. On occasion, NSBF has distributed loans to NewtekOne that were originated as SBA 7(a) loans and the SBA guarantee has been subsequently repurchased by NSBF. The following table shows the Company’s loan portfolio by collateral type for loans HFI, at fair value:

	Loans HFI, at Fair Value
	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
CRE	$309,063	$311,744	$131,015	$138,110
Residential Real Estate	187,354	185,983	52,229	50,539
Machinery and Equipment	117,753	113,407	46,552	43,266
Accounts Receivable and Inventory	107,317	100,050	43,944	38,670
Unsecured	87,183	87,283	4,295	4,259
Other	26,770	25,275	8,619	6,354
Total	$835,440	$823,742	$286,654	$281,198
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

	Loans HFI, at Amortized Cost
	September 30, 2026	December 31, 2025
SBA	$836,030	$539,746
CRE	347,538	274,194
C&I	123,085	80,380
Total Loans	1,306,653	894,320
Deferred fees and costs, net	2,625	2,369
Loans HFI, at amortized cost, net of deferred fees and costs	$1,309,278	$896,689
Past Due and Non-Accrual Loans HFI

Loans HFI, at fair value

The following tables summarize the aging of accrual and non-accrual loans HFI, at fair value by class:

	As of September 30, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$3,971	$30,579	$8,905	$99,578	$143,033	$670,856	$813,889
C&I LA, at fair value	—	—	—	9,853	9,853	—	9,853
Total, at fair value	$3,971	$30,579	$8,905	$109,431	$152,886	$670,856	$823,742

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$10,843	$5,903	$2,732	$72,543	$92,021	$189,177	$281,198

Loans HFI, at amortized cost, net of deferred fees and costs

The following tables summarize the aging of accrual and non-accrual loans HFI, at amortized cost by class:

	As of September 30, 2026
	Past Due and Accruing			Non- accrual[1]	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
At amortized cost
SBA	$12,034	$11,595	$6,057	$248,144	$277,830	$558,200	$836,030
CRE	—	992	393	1,880	3,265	344,273	347,538
C&I	1,321	810	5,310	1,956	9,397	113,688	123,085
Total, at amortized cost	$13,355	$13,397	$11,760	$251,980	$290,492	$1,016,161	$1,306,653
Deferred fees and costs							2,625
Total, at amortized cost net of deferred fees and costs							$1,309,278
Allowance for credit losses							(57,052)
Total, at amortized cost, net							$1,252,226
1    Nonaccrual loans at September 30, 2026, include $189.2 million representing the SBA-guaranteed portions of SBA 7(a) loan balances. In accordance with ASC 326, the zero loss exception is applied and no allowance for credit losses has been recorded on the guaranteed portions given these portions of loans are guaranteed by a government-sponsored entity, the SBA guarantees are in full force and the Company expects to collect the guaranteed amounts in full from the SBA in the event of borrower defaults

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

The following tables present asset quality indicators by portfolio class and origination year at September 30, 2026 and December 31, 2025:

September 30, 2026	Term Loans HFI by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
SBA, at fair value
Risk Grades 1-4	$416,789	$85,043	$10,983	$11,838	$50,127	$75,432	$650,212
Risk Grades 5-6	634	10,257	18,293	32,531	45,977	55,845	163,537
Risk Grade 7	—	—	—	—	—	115	115
Risk Grade 8	—	—	—	—	25	—	25
Total	$417,423	$95,300	$29,276	$44,369	$96,129	$131,392	$813,889
C&I LA, at fair value
Risk Grades 5-6	$—	$—	$—	$—	$—	$9,853	$9,853
Total	$—	$—	$—	$—	$—	$9,853	$9,853
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$202,825	$157,861	$111,374	$51,819	$—	$—	$523,879
Risk Grades 5-6	308	27,589	93,431	54,170	—	—	175,498
Risk Grade 7	189	8,381	33,633	33,020	—	—	75,223	[1]
Risk Grade 8	—	10,373	25,578	25,479	—	—	61,430	[2]
Total	$203,322	$204,204	$264,016	$164,488	$—	$—	$836,030
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$112,481	$88,428	$44,164	$16,806	$28,751	$45,336	$335,966
Risk Grades 5-6	—	6,983	—	—	1,717	2,872	11,572
Total	$112,481	$95,411	$44,164	$16,806	$30,468	$48,208	$347,538
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$54,363	$50,075	$8,846	$2,409	$—	$—	$115,693
Risk Grades 5-6	—	1,369	5,792	25	—	—	7,186
Risk Grade 7	—	146	60	—	—	—	206
Total	$54,363	$51,590	$14,698	$2,434	$—	$—	$123,085
Total	$787,589	$446,505	$352,154	$228,097	$126,597	$189,453	$2,130,395
1    Includes $59.1 million of SBA guaranteed portions of SBA 7(a) loan balances. In accordance with ASC 326, the zero loss exception is applied and no allowance for credit losses has been recorded on the guaranteed portions given that these portions of loans are guaranteed by a government-sponsored entity, the SBA guarantees are in full force and the Company expects to collect the guaranteed amounts in full from the SBA in the event of borrower defaults.
2    Includes $58.3 million of SBA guaranteed portions of SBA 7(a) loan balances. In accordance with ASC 326, the zero loss exception is applied and no allowance for credit losses has been recorded on the guaranteed portions given that these portions of loans are guaranteed by a government-sponsored entity, the SBA guarantees are in full force and the Company expects to collect the guaranteed amounts in full from the SBA in the event of borrower defaults.

December 31, 2025	Term Loans HFI by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
SBA, at fair value
Risk Grades 1-4	$—	$—	$17,823	$78,437	$27,409	$82,954	$206,623
Risk Grades 5-6	—	—	3,861	19,677	7,498	43,431	74,467
Risk Grade 7	—	—	33	50	—	—	83
Risk Grade 8	—	—	—	25	—	—	25
Total	$—	$—	$21,717	$98,189	$34,907	$126,385	$281,198
SBA, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$189,147	$168,558	$74,500	$—	$—	$—	$432,205
Risk Grades 5-6	3,454	39,769	35,032	—	—	—	78,255
Risk Grade 7	332	11,069	10,205	—	—	—	21,606
Risk Grade 8	46	2,371	5,263	—	—	—	7,680
Total	$192,979	$221,767	$125,000	$—	$—	$—	$539,746
CRE, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$100,724	$52,167	$25,429	$30,508	$15,753	$42,090	$266,671
Risk Grades 5-6	1,800	885	—	1,742	—	3,096	7,523
Total	$102,524	$53,052	$25,429	$32,250	$15,753	$45,186	$274,194
C&I, at amortized cost, net of deferred fees and costs
Risk Grades 1-4	$58,284	$12,367	$3,315	$—	$—	$—	$73,966
Risk Grades 5-6	711	5,383	36	—	—	—	6,130
Risk Grade 7	—	284	—	—	—	—	284
Total	$58,995	$18,034	$3,351	$—	$—	$—	$80,380
Total	$354,498	$292,853	$175,497	$130,439	$50,660	$171,571	$1,175,518

Allowance for Credit Losses

See NOTE 2—SIGNIFICANT ACCOUNTING POLICIES for a description of the methodologies used to estimate the ACL.

The following table details activity in the ACL for the three months ended September 30, 2026 and 2025:

	September 30, 2026				September 30, 2025
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$2,635	$3,280	$46,800	$52,715	$2,045	$1,540	$39,040	$42,625
Charge offs	(249)	(123)	(10,839)	(11,211)	(122)	(8)	(5,062)	(5,192)
Recoveries	—	24	412	436	—	—	18	18
Provision for credit losses[1]	(266)	518	14,860	15,112	(92)	1,576	6,231	7,715
Total	$2,120	$3,699	$51,233	$57,052	$1,831	$3,108	$40,227	$45,166
1    Excludes $0.3 million and $3 thousand of Provision for credit losses relating to unfunded commitments for the three months ended September 30, 2026 and 2025, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The following table details activity in the ACL for the nine months ended September 30, 2026 and 2025:

	September 30, 2026				September 30, 2025
	CRE	C&I	SBA	Total	CRE	C&I	SBA	Total
Beginning balance	$1,873	$3,282	$40,071	$45,226	$1,430	$315	$28,488	$30,233
Charge offs	(460)	(1,003)	(24,275)	(25,738)	(122)	(275)	(15,008)	(15,405)
Recoveries	—	512	797	1,309	—	—	35	35
Provision for credit losses[1]	707	908	34,640	36,255	523	3,068	26,712	30,303
Ending balance	$2,120	$3,699	$51,233	$57,052	$1,831	$3,108	$40,227	$45,166

1     Excludes $0.9 million and $31 thousand of Provision for credit losses relating to unfunded commitments for the nine months ended September 30, 2026 and September 30, 2025, respectively, which is recorded within Accounts payable, accrued expenses and other liabilities in accordance with ASC 326.

The amortized cost basis of loans on nonaccrual status and the associated ACL are as follows:

	September 30, 2026				December 31, 2025
	Nonaccrual without Allowance		Nonaccrual with Allowance	ACL	Nonaccrual without Allowance	Nonaccrual with Allowance	ACL
SBA	$149,521	[1]	$98,623	$17,044	$34,058	$39,950	$12,311
CRE	1,880		—	—	2,976	—	—
C&I	855		1,101	516	419	1,411	1,328
Total	$152,256		$99,724	$17,560	$37,453	$41,361	$13,639

1    Includes $123.7 million of SBA-guaranteed portions of SBA 7(a) loan balances. In accordance with ASC 326, the zero loss exception is applied and no allowance for credit losses has been recorded on the guaranteed portions given these portions of loans are guaranteed by a government-sponsored entity, the SBA guarantees are in full force and the Company expects to collect the guaranteed amounts in full from the SBA in the event of borrower defaults.

The unpaid contractual principal balance and recorded investment for the loans individually assessed is shown in the table below by type:

	September 30, 2026				December 31, 2025
	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL	Real Estate Collateral	Non-Real Estate Collateral	Total	ACL
SBA[1]	$150,779	$97,365	$248,144	$17,044	$44,066	$29,942	$74,008	$12,311
CRE	14,455	—	14,455	—	18,487	—	18,487	—
C&I	1,643	313	1,956	516	419	1,408	1,827	1,328
Total	$166,877	$97,678	$264,555	$17,560	$62,972	$31,350	$94,322	$13,639

1    Includes $189.2 million of SBA-guaranteed portions of SBA 7(a) loan balances. In accordance with ASC 326, the zero loss exception is applied and no allowance for credit losses has been recorded on the guaranteed portions given these portions of loans are guaranteed by a government-sponsored entity, the SBA guarantees are in full force and the Company expects to collect the guaranteed amounts in full from the SBA in the event of borrower defaults

Accrued interest on loans totaled $27.1 million and $22.4 million as of September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. The Company writes off accrued interest receivable by reversing interest income and typically occurs upon loans becoming 90 to 120 days past due.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

During the three months ended September 30, 2026, the Company executed 38 loan modifications involving borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified:

	Three Months Ended September 30, 2026
	Other-Than-Insignificant Payment Delay	Combination - Other-Than-Insignificant Payment Delay and Term Extension	Combination - Other-Than-Insignificant Payment Delay, Term Extension and Interest Rate Reduction	Combination - Other-Than-Insignificant Payment Delay and Principal Forgiveness	of Total Class of Financing Receivable
SBA	$2,320	$4,483	$1,618	$117	1.0%
CRE	—	—	—	—	—
C&I	—	—	—	—	—
Total	$2,320	$4,483	$1,618	$117	0.7%

As of September 30, 2026, the amortized cost basis of modified loans was $8.5 million.

During the three months ended September 30, 2025, the Company executed 1 loan modification involving borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified:

	Three Months Ended September 30, 2025
	Other-Than-Insignificant Payment Delay	Combination - Other-Than-Insignificant Payment Delay and Term Extension	Combination - Other-Than-Insignificant Payment Delay, Term Extension and Interest Rate Reduction	Combination - Other-Than-Insignificant Payment Delay and Principal Forgiveness	of Total Class of Financing Receivable
SBA	$248	$—	$—	$—	—%
CRE	—	—	—	—	—
C&I	—	—	—	—	—
Total	$248	$—	$—	$—	—%

As of September 30, 2025, the amortized cost basis of modified loans was $248 thousand.

During the nine months ended September 30, 2026, the Company executed 50 loan modifications involving borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified:

	Nine Months Ended September 30, 2026
	Other-Than-Insignificant Payment Delay	Combination - Other-Than-Insignificant Payment Delay and Term Extension	Combination - Other-Than-Insignificant Payment Delay, Term Extension and Interest Rate Reduction	Combination - Other-Than-Insignificant Payment Delay and Principal Forgiveness	of Total Class of Financing Receivable
SBA	$3,702	$5,239	$1,618	$117	1.3%
CRE	—	—	—	—	—
C&I	—	—	—	—	—
Total	$3,702	$5,239	$1,618	$117	0.8%

As of September 30, 2026, the amortized cost basis of modified loans was $10.7 million.

During the nine months ended September 30, 2025, the Company executed 1 loan modification involving borrowers experiencing financial difficulty. The following table summarizes the amortized cost basis of loans that were modified:

	Nine Months Ended September 30, 2025
	Other-Than-Insignificant Payment Delay	Combination - Other-Than-Insignificant Payment Delay and Term Extension	Combination - Other-Than-Insignificant Payment Delay, Term Extension and Interest Rate Reduction	Combination - Other-Than-Insignificant Payment Delay and Principal Forgiveness	of Total Class of Financing Receivable
SBA	$248	$—	$—	$—	—%
CRE	—	—	—	—	—
C&I	—	—	—	—	—
Total	$248	$—	$—	$—	—%

As of September 30, 2025, the amortized cost basis of modified loans was $248 thousand.

Modifications made to borrowers experiencing financial difficulty that subsequently defaulted within twelve months of the modification date totaled $0.1 million in the first nine months of 2026. There were no modifications that subsequently defaulted within twelve months of the modification date during the first nine months of 2025.

Loans HFS, at fair value

	September 30, 2026	December 31, 2025
SBA 504 First Lien	$253,328	$201,015
SBA 504 Second Lien	31,652	31,207
SBA 7(a)[1]	54,323	324,467
C&I LA2	305,859	—
ALP	9,103	415,148
Loans held for sale, at fair value	$654,265	$971,837
1    As a result of an agreement with the SBA with respect to Newtek Bank’s participation in the SBA Secondary Market, $442.6 million of loans HFS, at fair value, as of June 30, 2026, were reclassified to loans HFI, at fair value.
2    C&I LA loans originated by Newtek Bank, which began during the first quarter of 2026.

The following tables summarize the aging of accrual and non-accrual loans HFS, at fair value by class:

	As of September 30, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$5,946	$—	$—	$12,109	$18,055	$321,248	$339,303
C&I LA, at fair value[1]	—	—	—	—	—	305,859	305,859
ALP, at fair value	—	—	—	7,337	7,337	1,766	9,103
Total	$5,946	$—	$—	$19,446	$25,392	$628,873	$654,265
1    C&I LA loans originated by Newtek Bank, which began originating C&I LA loans during the first quarter of 2026.

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Accounted for Under the FV Option
	30-59 Days	60-89 Days	90+ Days
SBA, at fair value	$21,441	$5,018	$8,713	$12,580	$47,752	$508,937	$556,689
ALP, at fair value	9,049	—	—	11,634	20,683	394,465	415,148
Total	$30,490	$5,018	$8,713	$24,214	$68,435	$903,402	$971,837

Loans HFS, at LCM

	September 30, 2026	December 31, 2025
SBA 504 First Lien	$15,653	$19,075
SBA 504 Second Lien	2,541	7,457
Loans HFS, at LCM	$18,194	$26,532

The following tables summarize the aging of accrual and non-accrual loans HFS, at LCM by class:

	As of September 30, 2026
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$3,632	$3,458	$2,390	9,480	$8,714	$18,194

	As of December 31, 2025
	Past Due and Accruing			Non- accrual	Total Past Due and Non-accrual	Current	Total Carried at Amortized Cost
	30-59 Days	60-89 Days	90+ Days
SBA	$—	$—	$—	$2,435	$2,435	$24,097	$26,532

NOTE 6—TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTY TRANSACTIONS:

Due to/from affiliated companies

The following table summarizes the amounts due to and due from affiliated companies as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Due from affiliated companies[1]	71	100
Total due to/due from affiliated companies, net	$71	$100
1    Included within Other assets

Transactions with joint ventures and other investments

Refer to NOTE 4—INVESTMENTS for a schedule of transactions with our joint ventures and other equity investments.

The following table summarizes the income earned from our joint ventures and other investments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing income	$330	$357	$877	$1,292
Dividend income	977	425	1,877	2,711
Total income	$1,307	$782	$2,754	$4,003

Expenses	—	2,117	—	6,009

Net income/(expense)	$1,307	$(1,335)	$2,754	$(2,006)

There were no expenses related to our joint ventures and other investments for the three and nine months ended September 30, 2026.

Newtek Bank Deposits

In the normal course of business, Newtek Bank holds FDIC insured deposits from certain of the Company’s officers, directors and their associated companies. The following table summarizes the amounts due of deposits from related parties and their affiliated companies as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
FDIC insured deposits	$4,412	$4,054
Non-FDIC insured deposits	401	322
Total deposits from related parties and their affiliated companies	$4,813	$4,376

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
The Company earns servicing fees from the guaranteed portions of SBA 7(a) loans it originates and sells, for the unguaranteed portions of SBA 7(a) loans in the NSBF sponsored securitizations, for SBA 504 loans sold where servicing is retained, and for the loans held by the trusts in the securitizations sponsored by TSO JV and Newtek ALP Holdings.
The following table summarizes the unpaid principal balance of loans serviced at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
SBA 7(a)	$1,441,817	$1,698,866
ALP	623,523	345,856
504	46,185	48,302
Total loans serviced	$2,111,525	$2,093,024
The following table summarizes the fair value and valuation assumptions related to servicing assets at September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
		Weighted	Range			Weighted	Range
Unobservable Input	Amount	Average	Minimum	Maximum	Amount	Average	Minimum	Maximum
Servicing assets at FV:	$14,811				$15,358
Discount factor[1]		11.25%	11.25%	11.25%		11.25%	11.25%	11.25%
Cumulative prepayment rate		22.50%	22.50%	22.50%		22.50%	22.50%	22.50%
Average cumulative default rate		21.00%	21.00%	21.00%		21.00%	21.00%	21.00%
Servicing assets at LCM:	35,803				29,564
Discount factor[1]		10.66%	10.25%	11.25%		11.27%	10.75%	12.00%
Cumulative prepayment rate		33.08%	22.50%	50.00%		33.72%	22.50%	50.00%
Average cumulative default rate		17.25%	5.00%	21.00%		16.95%	5.00%	21.00%
Total	$50,614				$44,922
1 Determined based on risk spreads and observable secondary market transactions.
Refer to NOTE 9—FAIR VALUE MEASUREMENTS for a rollforward of servicing assets, at fair value. The following tables show a rollforward of servicing assets, at LCM for the nine months ended September 30, 2026 and 2025:

Servicing Assets, at LCM	September 30, 2026	September 30, 2025
Balance at beginning of the period	$29,564	$24,195
Amortization[1]	(12,241)	(7,461)
Additions[2]	18,480	13,806
Impairment assessment	—	—
Balance at end of the period	$35,803	$30,540
1    Included within Net loss on loan servicing assets in the Consolidated Statements of Income
2    Included within Net gains on sales of loans in the Consolidated Statements of Income

Servicing income earned for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing income	$5,285	$6,076	$16,673	$17,655

NOTE 8—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

In accordance with U.S. GAAP, the Company performs an annual test as of October 1 to identify potential impairment of goodwill, or more frequently if events or circumstances indicate a potential impairment may exist. If the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess up to the amount of the recorded goodwill. The Company performed its annual test based upon market data as of October 1, 2026 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of October 1, 2026. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

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

The following table summarizes the carrying amount of goodwill:

	September 30, 2026	December 31, 2025
Banking	$271	$271
Payments	13,814	13,814
Total goodwill	$14,085	$14,085

Banking: The goodwill in the banking segment was generated from the Acquisition, representing the excess of the purchase price over the fair value of the net assets acquired.

Payments: The goodwill in the payments segment was generated from acquisitions by the legal entities within this segment prior to the consolidation of those entities into NewtekOne following the Acquisition.

Intangible Assets

The following table summarizes intangible assets:

	September 30, 2026			December 31, 2025
	Gross carrying Amount	Accumulated Amortization	Net Carrying amount	Gross carrying Amount	Accumulated Amortization	Net Carrying amount
Banking - Core Deposits	$1,040	$632	$408	$1,040	$528	$512

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

Amortization expense for the three and nine months ended September 30, 2026 and 2025 is as follows, and is included in Depreciation and amortization on the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$33	$43	$103	$129

The remaining estimated aggregate future amortization expense for intangible assets as of September 30, 2026 is as follows:

Amortization Expense
2026	$32
2027	114
2028	94
2029	73
2030	52
Thereafter	43
Total	$408

NOTE 9—FAIR VALUE MEASUREMENTS:

The following tables present fair value measurements of certain of the Company’s assets and liabilities measured at fair value and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements at September 30, 2026
	Total	Level 1		Level 2	Level 3
Assets:
Debt securities available-for-sale, at fair value
U.S. Treasury notes	$7,448	$7,448		$—	$—
Loans HFS, at fair value[1]	654,265	—		54,323	599,942
Loans HFI, at fair value[1]	823,742	—		—	823,742
Residuals in securitizations, at fair value[1]	205,501	—		—	205,501
Servicing assets, at fair value[1]	14,811	—		—	14,811
Joint ventures and other investments, at fair value[1]	43,166	7,160	[3]	—	36,006
Derivative instruments[2]	4,426	—		4,426	—
Total assets measured at fair value	$1,753,359	$14,608		$58,749	$1,680,002
Liabilities:
Equity warrants[1,4]	$83	$—		$—	$83
Total liabilities measured at fair value	$83	$—		$—	$83
1    Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
2    Included in Other assets on the Consolidated Statements of Financial Condition.
3    Includes four million shares of IPM Preferred Stock valued at the closing price per share of IPM common stock of $1.79 on September 30, 2026.
4    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.

	Fair Value Measurements at December 31, 2025
	Total	Level 1		Level 2		Level 3
Assets:
Debt securities available-for-sale
U.S. Treasury notes	$16,829	$16,829		$—		$—
Loans HFS, at fair value[1]	971,837	—		324,467		647,370
Loans HFI, at fair value[1]	281,198	—		—		281,198
Residuals in securitizations, at fair value[1]	76,701					76,701
Servicing assets, at fair value[1]	15,358	—		—		15,358
Joint ventures and other investments[1]	47,719	6,880	[3]	1,983	[4]	38,856
Derivative instruments[1,2]	737	—		737		—
Total assets measured at fair value	$1,410,379	$23,709		$327,187		$1,059,483
Liabilities:
Equity warrants[1,5]	$81	$—		$—		$81
Total liabilities measured at fair value	$81	$—		$—		$81
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

The following tables represents the changes in the assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Investments	Residuals in Securitizations, at FV	Servicing Assets, at FV	Equity Warrants[1]
Fair value, December 31, 2025	$281,198	$647,370	$38,856	$76,701	$15,358	$81
Reclasses between loans HFS and HFI	34,596	(34,596)	—	—	—	—
Sales	308	(373,370)	—	—	—	—
Principal payments received	(48,432)	(6,230)	—	—	—	—
Foreclosed real estate acquired	(3,835)	—	—	—	—	—
SBA loans, funded	116,175	109,971	—	—	—	—
C&I LA loans, funded[2]	—	265,100	—	—	—	—
Purchases and repurchases of loans	2,987	22,179	—	—	—	—
Residuals in securitizations, notional	—	—	—	47,176	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	15,448	(30,482)	(2,850)	81,624	365	2
Other factors	(17,316)	—	—	—	(912)	—
Transfers into Level 3[3]	442,613	—	—	—	—	—
Fair value, September 30, 2026	$823,742	$599,942	$36,006	$205,501	$14,811	$83
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Newtek Bank began originating C&I LA loans, also known as ALP loans, during the first quarter of 2026.
3    As a result of an agreement with the SBA with respect to Newtek Bank’s participation in the SBA Secondary Market, $442.6 million of loans HFS, at fair value, as of June 30, 2026, were reclassified to loans HFI, at fair value.

	Nine Months Ended September 30, 2025
	Loans HFI, at FV	Loans HFS, at FV	Joint Ventures and Other Investments	Residuals in Securitizations, at FV	Servicing Assets, at FV	Equity Warrants[1]
Fair value, December 31, 2024	$369,746	$372,286	$57,678	$—	$22,062	$133
Reclass between loans at FV and LCM	—	7,133	—	—	—	—
Sales	282	(261,392)	—	—	—	—
Principal payments received	(53,905)	(4,678)	—	—	—	—
Foreclosed real estate acquired	(4,405)	—	—	—	—	—
SBA loans, funded	—	72,723	—	—	—	—
ALP loans, funded	—	250,635	—	—	—	—
Purchases and repurchases of loans	4,669	25,094	—	—	—	—
Residuals in securitizations, notional	—	—	—	32,481	—	—
Additions[2]	—	—	2,268	—	—	—
Capital contributions/(distributions)	—	—	15,835	—	—	—
Returns of capital[3]	—	—	(31,857)	—	—	—
Change in valuation due to:
Changes in valuation inputs or assumptions	(1,075)	21,378	(494)	44,220	12	(56)
Other factors	(9,592)	—	—	—	(5,051)	—
Transfers out of Level 3[4]	—	(4,856)	—	—	—	—
Fair Value, September 30, 2025	$305,720	$478,323	$43,430	$76,701	$17,023	$77
1    Included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Statements of Financial Condition.
2    Investment in IPM.
3    Includes $26.2 million of loans and accrued interest returned as part of the acquisition of 100% of NCL JV.
4    As of April 1, 2025, the Company is using broker quotes to calculate the fair value of its unguaranteed portions of its SBA 7(a) loans moving them from Level 3 to Level 2.

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2026 and December 31, 2025. In addition to the inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements at September 30, 2026 and December 31, 2025.

	Fair Value as of		Weighted	Range
	September 30, 2026	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$714,311	Market yields	5.53%	5.40%	6.00%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$109,431	Market yields	7.87%	7.50%	9.49%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$599,942	Market yields	8.44%	7.79%	9.49%
		Cumulative prepayment rate	55.30%	50.00%	60.00%
		Average cumulative default rate	10.30%	5.00%	15.00%
Joint ventures and other investments	$36,006	Market yields	8.65%	8.59%	9.09%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	8.00%	6.00%	10.00%
Residuals in securitizations, at FV	$205,501	Market yields	9.02%	8.99%	9.49%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	8.00%	6.00%	10.00%
Servicing assets, at FV	$14,811	Market yields	11.25%	11.25%	11.25%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Liabilities:
Equity warrants	$83	Expected volatility	46.00%	46.00%	46.00%
		Dividend yield	6.80%	6.80%	6.80%
		Risk free rate	5.16%	5.16%	5.16%

	Fair Value as of		Weighted	Range
	December 31, 2025	Unobservable Input	Average	Minimum	Maximum
Assets:
Loans HFI, at FV - accrual	$208,655	Market yields	6.55%	6.55%	6.55%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Loans HFI, at FV - non-accrual	$72,543	Market yields	7.00%	7.00%	7.00%
		Average cumulative default rate	30.00%	30.00%	30.00%
Loans HFS, at FV	$647,370	Market yields	7.19%	6.43%	8.13%
		Cumulative prepayment rate	56.17%	50.00%	60.00%
		Average cumulative default rate	11.17%	5.00%	15.00%
Joint ventures and other investments	$38,856	Market yields	7.40%	6.71%	12.49%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.00%	7.00%	11.00%
Residuals in securitizations, at FV	$76,701	Market yields	7.58%	7.58%	7.58%
		Cost of equity	14.00%	12.00%	16.00%
		Weighted average cost of capital	9.00%	7.00%	11.00%
Servicing assets, at FV	$15,358	Market yields	11.25%	11.25%	11.25%
		Cumulative prepayment rate	22.50%	22.50%	22.50%
		Average cumulative default rate	21.00%	21.00%	21.00%
Liabilities:
Equity warrants	$81	Expected volatility	45.00%	45.00%	45.00%
		Dividend yield	6.70%	6.70%	6.70%
		Risk free rate	3.95%	3.95%	3.95%

Estimated Fair Value of Other Financial Instruments

GAAP also requires disclosure of the fair value of financial instruments carried at book value on the Consolidated Statements of Financial Condition. The carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis are as follows:

	September 30, 2026
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$3,785	$3,785	$—	$—	$3,785
Restricted cash	23,172	23,172	—	—	23,172
Interest bearing deposits in banks	277,506	277,506	—	—	277,506
Loans HFS, at LCM	18,194	—	—	18,194	18,194
Loans HFI, at amortized cost, net of deferred fees and costs	1,309,278	—	—	1,333,912	1,333,912
OREO, at LCM	12,400	—	—	12,571	12,571
Servicing assets, at LCM	35,803	—	—	48,375	48,375
Federal Home Loan Bank and Federal Reserve Bank stock	4,468	—	4,468	—	4,468
Financial Liabilities:
Time deposits	751,820	—	748,690	—	748,690
Borrowings	539,465	—	196,168	346,368	542,536

	December 31, 2025
	Carrying Amount	Fair Value Amount by Level:			Total Fair Value
		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,196	$4,196	$—	$—	$4,196
Restricted cash	26,477	26,477	—	—	26,477
Interest bearing deposits in banks	279,618	279,618	—	—	279,618
Loans HFS, at LCM	26,532	—	—	26,532	26,532
Loans HFI, at amortized cost, net of deferred fees and costs	896,689	—	—	1,012,200	1,012,200
OREO, at LCM	8,856	—	—	8,969	8,969
Servicing assets, at LCM	29,564	—	—	34,957	34,957
Federal Home Loan Bank and Federal Reserve Bank stock	4,234	—	4,234	—	4,234
Financial Liabilities:
Time deposits	439,805	—	440,688	—	440,688
Borrowings	819,888	—	283,999	543,999	827,998

The fair values of the components of Borrowings are included in the chart below:

	September 30, 2026		December 31, 2025
	Closing Price	Fair Value	Closing Price	Fair Value
Public Parent Company Notes[1]:
2026 Notes (5.50%)[2]	$—	$—	$25.19	$95,722
2028 Notes (8.00%)	25.16	40,256	25.20	40,320
2029 Notes (8.50%)	25.17	72,296	25.16	72,267
2029 Notes (8.625%)	25.22	75,660	25.23	75,690
2031 Notes (8.50%)	25.25	7,956	—	—
Subtotal (Level 2)		$196,168		$283,999

Private Parent Company Notes[3]		$114,415		$102,758
Securitizations[4]		96,356		127,050
FHLB Borrowings[4]		—		7,349
Other Bank Borrowings[4]		135,597		306,842
Subtotal (Level 3)		$346,368		$543,999

Total Borrowings		$542,536		$827,998
1    Fair values are based on the closing public share price on the date of measurement.
2    On February 1, 2026, the 2026 Notes matured.
3    Not recorded at fair value on a recurring basis. The fixed rate private Notes are held at par as of September 30, 2026 and December 31, 2025. Fair value calculations are performed based on implied treasury rates as of year end.
4    Fair value is calculated as the Borrowings Outstanding. Refer to NOTE 11—BORROWINGS.

NOTE 10—DEPOSITS:

The following table summarizes deposits by type:

	September 30, 2026	December 31, 2025
Noninterest-bearing:
Demand	$68,003	$53,873
Interest-bearing:
Checking	194,000	150,025
Money market	112,158	93,341
Savings	1,385,238	681,364
Time deposits	751,820	439,805
Total interest-bearing	2,443,216	1,364,535
Total deposits	$2,511,219	$1,418,408

Time deposits, money market, and interest-bearing checking obtained through brokers	$160,774	$70,015
Aggregate amount of deposit accounts that exceeded the FDIC limit	$521,750	$394,346
Deposit overdrafts reclassified as loan balances	$166	$142
Certificates of deposit in excess of $250,000	$159,700	$92,372

The following table summarizes the scheduled maturities of time deposits:

2026	$192,761
2027	510,403
2028	23,072
2029	16,780
2030	8,804
Thereafter	—
Total time deposits	$751,820

NOTE 11—BORROWINGS:

At September 30, 2026 and December 31, 2025, the Company had borrowings composed of the following:

	September 30, 2026			December 31, 2025
	Commitments	Net Carrying Amount	Weighted Avg Interest Rate	Commitments	Net Carrying Amount	Weighted Avg Interest Rate
Secured Borrowings:
Notes payable - Securitization Trusts[1,2]	$97,710	$96,356	6.34%	$128,827	$127,050	6.42%
NMS Goldman Facility[2]	95,000	87,862	9.17%	95,000	88,352	9.42%
SPV I Capital One Facility[2,3]	—	—	—%	100,000	16,085	6.59%
SPV II Deutsche Bank Facility[2,4]	—	—	—%	170,000	169,146	7.32%
SPV III One Florida Bank Facility[2]	35,000	28,120	8.00%	35,000	33,259	7.75%
NH6/SPV IV D2 Facility[2]	20,000	19,615	11.50%	—	—	—%
FHLB Advances	—	—	—%	14,000	7,349	2.75%
Total Secured Borrowings	247,710	231,953	8.05%	542,827	441,241	7.82%
Unsecured Borrowings[2]:
2026 Notes[5,7]	—	—	—%	95,000	95,000	5.50%
2027 Notes[6]	50,000	49,990	8.125%	50,000	49,967	8.125%
2028 Notes	40,000	39,334	8.00%	40,000	39,073	8.00%
2029 Notes	71,808	70,448	8.50%	71,808	70,066	8.50%
2029 Notes	75,000	73,513	8.625%	75,000	73,150	8.625%
2030 Notes[5]	52,000	51,498	8.375%	52,000	51,391	8.375%
2031 Notes[7]	7,922	7,841	8.50%	—	—	—%
2033 Notes[8]	15,000	14,888	8.375%	—	—	—%
Total Unsecured Borrowings	311,730	307,512	8.379%	383,808	378,647	7.35%
Total Borrowings	$559,440	$539,465	8.24%	$926,635	$819,888	7.53%

At September 30, 2026 and December 31, 2025, outstanding borrowings that are presented net of deferred financing costs consisted of the following:

	September 30, 2026			December 31, 2025
	Principal balance	Unamortized deferred financing costs	Net carrying amount	Principal balance	Unamortized deferred financing costs	Net carrying amount[1]
Secured Borrowings:
Notes Payable - Securitization Trusts[1,2]	$97,710	$(1,354)	$96,356	$128,828	$(1,778)	$127,050
NMS Goldman Facility[2]	89,100	(1,238)	87,862	89,775	(1,423)	88,352
SPV I Capital One Facility[2,3]	—	—	—	16,600	(515)	16,085
SPV II Deutsche Bank Facility[2,4]	—	—	—	169,791	(645)	169,146
SPV III One Florida Bank Facility[2]	28,149	(29)	28,120	33,300	(41)	33,259
NH6/SPV IV D2 Facility[2]	20,000	(385)	19,615	—	—	—
Unsecured Borrowings:
2026 Notes (5.50%)[5,7]	—	—	—	95,000	—	95,000
2027 Notes (8.125%)[6]	50,000	(10)	49,990	50,000	(33)	49,967
2028 Notes (8.00%)	40,000	(666)	39,334	40,000	(927)	39,073
2029 Notes (8.50%)	71,808	(1,360)	70,448	71,808	(1,742)	70,066
2029 Notes (8.625%)	75,000	(1,487)	73,513	75,000	(1,850)	73,150
2030 Notes (8.375%)[5]	52,000	(502)	51,498	52,000	(609)	51,391
2031 Notes (8.50%)[7]	7,922	(81)	7,841	—	—	—
2033 Notes (8.375%)[8]	15,000	(112)	14,888	—	—	—
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

2033 Notes

On February 18, 2026, the Company completed an exempt offering of $15.0 million aggregate principal amount of its 8.375% Notes due 2033 (the “2033 Notes” and the "Offering"). The Offering was consummated pursuant to the terms of a purchase agreement (the “Purchase Agreement”) dated February 17, 2026 between the Company and an institutional accredited investor (the “Purchaser”). The Purchase Agreement provided for the Note to be issued to the Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied upon this exemption from registration based in part on representations made by the Purchaser. The 2033 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2033 Notes were approximately $14.9 million. The Company intends to use the net proceeds from the sale of the 2033 Notes for general corporate purposes.

The 2033 Notes will mature on March 1, 2033. The 2033 Notes may be redeemed by the Company, at its option, at a make-whole price at any time prior to January 1, 2033, or at a price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest, if any, thereafter. The 2033 Notes bear interest at a rate of 8.375% per year payable semiannually on February 1 and August 1 each year, beginning on August 1, 2026. The 2033 Notes will be the Company’s direct unsecured obligation and ranks pari passu, or equal, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The 2033 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. At September 30, 2026, the Company was in compliance with all covenants related to the 2033 Notes.
2031 Notes
On January 28, 2026, the Company closed on its offer to exchange any and all of its 2026 Notes for its newly issued 2031 Notes, and thereby exchanged $7.9 million in aggregate principal amount of outstanding 2026 Notes for an equal principal amount of 2031 Notes. The 2031 Notes bear interest at a rate of 8.50% per year payable quarterly on February 1, May 1, August 1 and November 1 of each year, will mature on February 1, 2031, and may be redeemed at the Company’s option, in whole or in part at any time or from time to time on or after February 1, 2028 at a redemption price of 100% of the outstanding principal amount of the 2031 Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon for the then-current quarterly interest period accrued to, but excluding, the date fixed for redemption. The 2031 Notes trade on the Nasdaq Global Market under the trading symbol “NEWTO.” At September 30, 2026, the Company was in compliance with all covenants related to the 2031 Notes.
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
SPV I, II, III, and IV Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, III, and IV maintain/maintained credit facilities with third party lenders. SPV I had a Capital One facility with maximum borrowings of $100.0 million, which facility was fully repaid and terminated on March 25, 2026. SPV II had a Deutsche Bank facility with maximum borrowings of $170.0 million, which facility was fully repaid and terminated on May 20, 2026. SPV III has a One Florida Bank facility with maximum borrowings of $35.0 million and which matures on August 7, 2028. At September 30, 2026, total principal owed by SPV III was $28.1 million. On April 28, 2026, NH6 and SPV IV (as co-borrowers) entered into a Term Loan Agreement with D2 with maximum borrowings of $20.0 million and a maturity on April 28, 2029. At September 30, 2026, total principal owed by NH6 and SPV IV was $20.0 million.
Total interest expense including unused line fees and amortization of deferred financing costs related to borrowings for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total interest expense	$12,147	$13,666	$38,623	$41,016

NOTE 12—DERIVATIVE INSTRUMENTS:

The Company historically uses derivative instruments primarily to economically manage the fair value variability of certain fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
		Fair Value		Remaining		Fair Value		Remaining
Contract Type	Notional[1]	Asset[2]	Liability[3]	Maturity (years)	Notional[1]	Asset[2]	Liability[3]	Maturity (years)
5-year Treasury Futures	$(237,877)	$4,426	$—	0.25 years	$(211,805)	$737	$—	0.25 years
1    Shown as a negative number when the position is sold short.
2     Shown in Other assets in the accompanying Consolidated Statements of Financial Condition.
3    Shown in Accounts payable, accrued expenses, and other liabilities in the accompanying Consolidated Statements of Financial Condition.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives as included in Other Noninterest Income in the consolidated statements of income for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
Contract Type	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)	Unrealized Appreciation/(Depreciation)	Realized Gain/(Loss)
5-year Treasury Futures	$4,430	$1,866	$1,054	$(1,202)	$3,689	$4,267	$(482)	$(3,393)
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

NOTE 13—COMMITMENTS AND CONTINGENCIES:
Operating Leases and Employment Commitments
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
The following summarizes the Company’s obligations and commitments, as of September 30, 2026 for future minimum cash payments required under operating leases and employment agreements with the Company’s named executive officers:

Year	Operating Leases	Employment Agreements	Total
2026	$166	$702	$868
2027	552	702	1,254
2028	476	—	476
2029	367	—	367
2030	225	—	225
Thereafter	2,012	—	2,012
Total	$3,798	$1,404	$5,202

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

Unfunded Commitments

At September 30, 2026 and 2025, the Company had unfunded commitments as follows that the Company anticipates funding from the same sources it used to fund its other loan commitments:

	September 30, 2026	December 31, 2025
SBA 7(a) loans	$65,232	$37,162
SBA 504 loans	73,420	66,503
C&I loans	5,430	5,048
Total unfunded commitments	$144,082	$108,713

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

Series B Preferred Stock

On August 20, 2025, the Company closed an offering of 2,000,000 depository shares (the “Depository Shares”), each representing a 1/40th interest in a share of the Company’s 8.50% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share). The offering generated approximately $48.357 million in net proceeds to the Company. The Series B Preferred Stock pays (and the holders of the Depository Shares will correspondingly receive) a non-cumulative 8.50% per annum cash dividend (payable quarterly when, as and if declared by the Company’s Board, on January 1, April 1, July 1 and October 1 of each year, beginning on October 1, 2025) through October 1, 2030, at which time the dividend rate will reset based on the five-year US treasury rate on the relevant determination date plus a fixed spread and thereafter will reset on the fifth anniversary of the preceding reset date, with the dividend rate determined in the same manner. The Depository Shares are listed on the Nasdaq Global Market® under the ticker symbol “NEWTP.” The Company has not subsequently issued any preferred stock.

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

Common Stock

Equity ATM Program

The Company’s current shelf registration statement on Form S-3 was declared effective by the SEC on July 21, 2026. On November 17, 2023, the Company entered into an ATM equity distribution agreement (the “Original ATM Equity Distribution Agreement”), which provided that the Company may offer and sell up to 3.0 million shares of Common Stock from time to time through the placement agents thereunder (the “Equity ATM Program”). The Original ATM Equity Distribution Agreement was amended and restated on June 6, 2025 (the “Amended and Restated Equity Distribution Agreement”) and provides that the Company may offer and sell up to 5.0 million shares of Common Stock from time to time through the placement agents thereunder (inclusive of shares of Common Stock sold under the Original ATM Distribution Agreement) and added certain additional placement agents. The Company may, subject to market conditions, engage in activity under the Equity ATM Program.

The following table summarizes the total shares sold and net proceeds received under the Equity ATM Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
2023 ATM Program	2026	2025	2026	2025
Shares sold	—	425	—	425
Net weighted average price per share	$—	$12.22	$—	$12.22
Net proceeds	$—	$5,090	$—	$5,090
Placement agent fees paid	$—	$104	$—	$104

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

Pursuant to the Securities Distribution Agreement, the Company sold 1,747 shares of its 2031 Notes during the nine months ended September 30, 2026 resulting in net proceeds of $44.1 thousand. There were no sales of the Securities during the three months ended September 30, 2026.

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
There was no activity under the stock repurchase program during the three and nine months ended September 30, 2026.
During the nine months ended September 30, 2025, the Company repurchased 16,000 shares of its common stock for $167 thousand, which excludes commissions paid associated with the share repurchase. There were no repurchases during the three months ended September 30, 2025.

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

There was no activity under the debt repurchase program during the three and nine months ended September 30, 2026.
Pursuant to the debt repurchase program, the Company repurchased 2,700 shares of its 2029 8.50% Notes on September 22, 2025.

Dividends and Distributions

Preferred Stock

The Company’s dividends and distributions on its Preferred Stock are recorded on the declaration date. The following table summarizes dividend declarations and distributions on the Series A and Series B Preferred Stock during the nine months ended September 30, 2026 and 2025:

Date Declared	Series[1]	Record Date	Payment Date	Amount Per Share		Cash Distribution
Nine months ended September 30, 2026
March 13, 2026	B	March 30, 2026	April 1, 2026	$21.25		$1,063
June 12, 2026	B	June 24, 2026	July 1, 2026	$21.25		$1,063
September 14, 2026	B	September 24, 2026	October 1, 2026	$21.25		$1,063

Nine months ended September 30, 2025
March 31, 2025	A	March 30, 2025	April 1, 2025	$20.00		$400
June 30, 2025	A	June 30, 2025	July 1, 2025	$20.00		$400
September 29, 2025	B	September 29, 2025	October 1, 2025	$9.44	[2]	$472	[2]
1    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.
2    Prorated for the initial dividend period from the date of the issuance of the Series B preferred stock on August 20, 2025.

Common Stock

The Company’s dividends and distributions on the Common Stock are recorded on the declaration date. The following table summarizes the Company’s dividend declarations and distributions, including dividend shares issued on vested restricted stock awards, during the nine months ended September 30, 2026 and 2025:

	Record Date	Payment Date	Amount Per Share	Cash Distribution	Dividend Shares Issued on Unvested RSAs
Date Declared					#	$
Nine months ended September 30, 2026
March 13, 2026	March 24, 2026	April 1, 2026	$0.19	$5,413	7	$74
June 12, 2026	June 24, 2026	July 1, 2026	$0.19	$5,419	5	$75
September 14, 2026	September 24, 2026	October 1, 2026	$0.19	$5,425	6	$76

Nine months ended September 30, 2025
March 31, 2025	April 15, 2025	April 30, 2025	$0.19	$4,835	35	$367
June 25, 2025	July 9, 2025	July 21, 2025	$0.19	$4,836	—	$—
September 30, 2025	October 14, 2025	October 24, 2025	$0.19	$5,387	3	$54

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income available to common shareholders	$9,641	$17,429	$35,527	$39,699
Weighted-average basic shares outstanding	28,547	25,600	28,504	25,310
Basic earnings per share	$0.34	$0.68	$1.25	$1.57
Diluted earnings per share:
Net income, for diluted earnings per share[1,2]	$9,641	$17,429	$35,527	$39,699
Total weighted-average basic shares outstanding	28,547	25,600	28,504	25,310
Add effect of dilutive restricted stock awards[3]	158	443	244	458
Total weighted-average diluted shares outstanding[4,5]	28,705	26,043	28,748	25,768
Diluted earnings per share	$0.34	$0.67	$1.24	$1.54
Anti-dilutive warrants, restricted stock awards, and Series A convertible preferred stock	48	48	48	48
1    For periods presented the Series A convertible preferred stock was anti-dilutive and, therefore, the preferred dividends have not been added back to the numerator of Net income, for diluted earnings per share.
2    Series A Preferred Stock exchanged for Common Stock and cash on September 16, 2025.
3    Incremental diluted shares from restricted stock awards under the treasury stock method.
4    For the three and nine months ended September 30, 2026 and 2025, the incremental diluted shares from Series A convertible preferred stock and Series B preferred stock were not included in the diluted earnings per share count because the results would have been anti-dilutive under the if-converted method.
5    For the three and nine months ended September 30, 2026 and 2025, the warrants were not included in the diluted share count because the results would have been anti-dilutive under the treasury stock method.

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

	2023 Plan[1]	2015 Plan
Restricted Stock authorized under the plan[2]	3.0 million	1.5 million
Net restricted stock (granted)/forfeited during:
Year ended December 31, 2021 and prior	—	(438)
Year ended December 31, 2022	—	(251)
Year ended December 31, 2023	(82)	28
Year ended December 31, 2024	(497)	—
Year ended December 31, 2025	18	25
Nine months ended September 30, 2026	(244)	—
Total net restricted stock (granted)/forfeited	(805)	(636)
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

Details of the Company’s outstanding shares related to restricted stock awards as of September 30, 2026 and December 31, 2025 are outlined below:

	September 30, 2026	December 31, 2025
Shares outstanding related to grants of restricted stock awards	350	245
Weighted average grant date fair value of awards	$13.37	$13.41
Additional shares outstanding related to dividends on awards	26	31

As of September 30, 2026 and December 31, 2025, the Company’s total unrecognized compensation expense related to unvested shares of restricted stock granted was as follows:

	September 30, 2026	December 31, 2025
Unrecognized compensation expense on unvested awards	$4,611	$2,680
Weighted-average period of unrecognized compensation expense	1.1 years	1.3 years
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

The following table summarizes the Company’s ESPP activity from inception through September 30, 2026:

		Nine Months Ended September 30,			Year Ended December 31,
		2026			2025			2024			2023
Offering Period Dates		Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount	Shares purchased	Weighted avg share price	Total purchased, net of discount
Commencement	End
10/1/2023	3/15/2024	—	$—	$—	—	$—	$—	5	$9.83	$51	4	$13.05	51
4/1/2024	9/15/2024	—	$—	—	—	$—	—	10	$10.21	$101	—	$—	—
10/1/2024	3/15/2025	—	$—	$—	4	$10.97	$48	5	$11.03	$55	—	$—	—
4/1/2025	9/15/2025	—	$—	$—	14	$9.95	$142	—	$—	$—	—	$—	—
10/1/2025	3/15/2026	7	$10.23	$70	8	$10.23	$77	—	$—	—	—	$—	—
4/1/2026	9/15/2026	15	$9.98	$150	—	—	—	—	$—	—	—	$—	—
		22	$20.21	$220	26	$31.15	$267	20	$31.07	$207	4	$13.05	$51

The ESPP share activity is as follows:

Shares
ESPP shares authorized under the plan	200
ESPP shares purchased during:
Year ended December 31, 2023	(4)
Year ended December 31, 2024	(20)
Year ended December 31, 2025	(26)
Nine months ended September 30, 2026	(22)
Available for future purchases, September 30, 2026	128

The Company’s total stock-based compensation expense included within Salaries and employee benefits expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock awards	$608	$611	$1,767	$3,972
ESPP	7	8	24	36
Total compensation cost recognized for stock-based compensation plans	$615	$619	$1,791	$4,008

NOTE 17—INCOME TAXES:

Effective Tax Rate

The effective tax rate was 24.73% and 28.58% for the three months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate differs from the federal tax rate of 21% for the three months ended September 30, 2026 and September 30, 2025, primarily due to state taxes.

The effective tax rate was 23.27% and 26.16% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2026, due to state taxes. The effective tax rate differs from the federal tax rate of 21% for the nine months ended September 30, 2025, due primarily to the recognition of the difference in basis in the Company’s investment in NTS.

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

Banking

Newtek Bank originates, services and sells SBA 7(a) loans in a similar manner to NSBF’s historic business model (see NSBF below) and originates and services SBA 504 loans, C&I LA loans, C&I loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. Beginning July 1, 2026, PMT became a subsidiary of Newtek Bank.

Alternative Lending

Alternative Lending includes NALH (Newtek ALP Holdings) and its subsidiaries. The Company originated loans under its Alternative Lending Program (ALP) from 2019 to December 2025. Prior to July 1, 2024, the Company originated ALP loans with the intent to sell to a JV, and from 2024 until December 2025, NALH originated ALP loans HFS with the intent to securitize its ALP loan portfolio, e.g., the NALP Business Loan Trust 2025-1 securitization transaction that closed in April 2025 and the NALP Business Loan Trust 2026-1 securitization transaction that closed in January 2026. Beginning in January 2026, all ALP (C&I LA) loan originations have been moved to the Bank; no new loan originations are anticipated in this segment.

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

Corporate and Other

The information provided under the caption “Corporate and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries, and elimination adjustments to reconcile the results of the operating segments to the condensed consolidated financial statements prepared in conformity with GAAP.

The following tables provide financial information for the Company's segments:

As of and for the nine months ended September 30, 2026
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$124,150	$(15)	$11,607	$(152)	$10,302	$(314)	$5,471	$(5,471)	$633	$(320)	$145,891
Interest expense	57,002	(710)	5,073	—	5,837	—	6,481	—	26,687	(5,561)	94,809
Net interest income/(loss)	67,148	695	6,534	(152)	4,465	(314)	(1,010)	(5,471)	(26,054)	5,241	51,082
Provision for loan credit losses	37,115	—	—	—	—	—	—	—	—	—	37,115
Net interest income after provision for loan credit losses	30,033	695	6,534	(152)	4,465	(314)	(1,010)	(5,471)	(26,054)	5,241	13,967
Noninterest income	147,372	(12,935)	6,619	—	(9,379)	—	33,048	(1,093)	34,923	(31,814)	166,741
Salaries and employee benefits expense	50,537	(4,108)	456	(456)	375	(375)	5,591	(959)	10,596	5,897	67,554
Electronic payment processing expense	62	—	—	—	—	—	14,217	(1,095)	63	—	13,247
Professional services expense	3,599	—	261	—	729	—	307	—	4,823	—	9,719
Other loan origination and maintenance expense	11,914	—	2,313	(1,565)	15,182	(11,195)	—	—	50	(27)	16,672
Technology expense	4,975	—	1,042	—	860	—	358	—	1,600	—	8,835
Other general and administrative costs	10,572	(2,862)	235	—	2,984	—	1,011	(234)	655	1,864	14,225
Income before taxes	95,746	(5,270)	8,846	1,869	(25,044)	11,256	10,554	(4,276)	(8,918)	(34,307)	50,456
Income tax expense (benefit)	24,275	(24,275)	—	—	—	—	—	—	(12,535)	24,275	11,740
Net income	$71,471	$19,005	$8,846	$1,869	$(25,044)	$11,256	$10,554	$(4,276)	$3,617	$(58,582)	$38,716

Assets	$2,822,236	$(14,195)	$352,605	$(1,061)	$336,605	$(43,693)	$127,485	$(102,074)	$631,710	$(583,607)	$3,526,011
Goodwill & intangible assets	$679	$—	$—	$—	$—	$—	$13,814	$—	$—	$—	$14,493
Amortization of intangible assets	$103	$—	$—	$—	$—	$—	$—	$—	$—	$—	$103

As of and for the nine months ended September 30, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$74,811	$(7)	$19,566	$(69)	$19,239	$(372)	$1,872	$(1,829)	$933	$(642)	$113,502
Interest expense	30,943	(616)	6,141	—	9,521	—	2,088	(49)	25,318	(2,249)	71,097
Net interest income/(loss)	43,868	609	13,425	(69)	9,718	(372)	(216)	(1,780)	(24,385)	1,607	42,405
Provision for loan credit losses	30,334	—	—	—	—	—	—	—	—	—	30,334
Net interest income after provision for loan credit losses	13,534	609	13,425	(69)	9,718	(372)	(216)	(1,780)	(24,385)	1,607	12,071
Noninterest income	105,339	(21,734)	55,537	—	(7,491)	—	35,881	(1,910)	73,788	(70,349)	169,061
Salaries and employee benefits expense	43,339	(3,463)	859	(859)	285	188	6,514	(1,007)	13,428	5,140	64,424
Electronic payment processing expense	—	—	—	—	—	—	14,333	(1,160)	131	—	13,304
Professional services expense	4,049	—	216	—	1,447	—	329	—	5,491	—	11,532
Other loan origination and maintenance expense	19,160	(11,136)	5,483	(3,748)	11,449	(6,776)	—	—	100	(64)	14,468
Loss on extinguishment of debt	—	—	—	—	—	—	179	—	—	—	179
Technology expense	3,934	—	1,766	—	887	—	502	—	1,726	—	8,815
Other general and administrative costs	6,759	(316)	193	(43)	1,771	(3)	1,255	(261)	4,042	(474)	12,923
Income before taxes	41,632	(6,210)	60,445	4,581	(13,612)	6,219	12,553	(1,262)	24,485	(73,344)	55,487
Income tax expense (benefit)	10,766	(10,766)	—	—	—	—	(3)	—	3,753	10,766	14,516
Net income	$30,866	$4,556	$60,445	$4,581	$(13,612)	$6,219	$12,556	$(1,262)	$20,732	$(84,110)	$40,971

Other Segment Disclosures:
Assets	$1,520,476	$(31,544)	$625,297	$(152,070)	$415,364	$(48,251)	$120,028	$(98,083)	$762,879	$(714,997)	$2,399,099
Goodwill & intangible assets	$820	$—	$—	$—	$—	$—	$13,813	$—	$—	$—	$14,633
Amortization of intangible assets	$129	$—	$—	$—	$—	$—	$—	$—	$—	$—	$129

The following tables provide financial information for the Company's segments:

As of and for the three months ended September 30, 2026
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$48,787	$(3)	$1,811	$(41)	$2,775	$(87)	$1,847	$(1,847)	$202	$(88)	$53,356
Interest expense	22,526	(194)	1,235	—	1,784	—	2,182	—	8,806	(1,875)	34,464
Net interest income/(loss)	26,261	191	576	(41)	991	(87)	(335)	(1,847)	(8,604)	1,787	18,892
Provision for loan credit losses	15,393	—	—	—	—	—	—	—	—	—	15,393
Net interest income after provision for loan credit losses	10,868	191	576	(41)	991	(87)	(335)	(1,847)	(8,604)	1,787	3,499
Noninterest income	47,992	(5,144)	396	—	(2,420)	—	10,750	(368)	16,797	(15,110)	52,893
Salaries and employee benefits expense	16,618	(1,481)	65	(65)	125	(125)	1,737	(260)	2,679	1,931	21,224
Electronic payment processing expense	20	—	—	—	—	—	4,735	(370)	22	—	4,407
Professional services expense	1,467	—	68	—	196	—	109	—	2,095	—	3,935
Other loan origination and maintenance expense	4,101	—	647	(521)	5,878	(4,569)	—	—	3	(3)	5,536
Technology expense	1,729	—	304	—	273	—	139	—	516	—	2,961
Other general and administrative costs	3,645	(979)	103	—	338	—	308	(77)	147	624	4,109
Income before taxes	31,280	(2,493)	(215)	545	(8,239)	4,607	3,387	(1,508)	2,731	(15,875)	14,220
Income tax expense (benefit)	8,019	(8,020)	—	—	—	—	—	—	(4,503)	8,020	3,516
Net income	$23,261	$5,527	$(215)	$545	$(8,239)	$4,607	$3,387	$(1,508)	$7,234	$(23,895)	$10,704

Assets	$2,822,236	$(14,195)	$352,605	$(1,061)	$336,605	$(43,693)	$127,485	$(102,074)	$631,710	$(583,607)	$3,526,011
Goodwill & intangible assets	$679	$—	$—	$—	$—	$—	$13,814	$—	$—	$—	$14,493
Amortization of intangible assets	$33	$—	$—	$—	$—	$—	$—	$—	$—	$—	$33

As of and for the three months ended September 30, 2025
	Banking		Alternative Lending		NSBF		Payments		Corporate & Other		Consolidated
	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim	Segment	Elim
Interest income	$27,720	$(3)	$5,529	$(35)	$5,889	$(115)	$737	$(720)	$219	$(127)	$39,094
Interest expense	11,154	(217)	2,110	—	2,974	—	806	(17)	8,496	(761)	24,545
Net interest income/(loss)	16,566	214	3,419	(35)	2,915	(115)	(69)	(703)	(8,277)	634	14,549
Provision for loan credit losses	7,712	—	—	—	—	—	—	—	—	—	7,712
Net interest income after provision for loan credit losses	8,854	214	3,419	(35)	2,915	(115)	(69)	(703)	(8,277)	634	6,837
Noninterest income	34,848	(7,424)	22,079	—	(2,208)	—	11,853	(636)	27,346	(25,470)	60,388
Salaries and employee benefits expense	14,140	(1,152)	203	(204)	43	(44)	2,013	(289)	3,574	1,689	19,973
Electronic payment processing expense	—	—	—	—	—	—	4,767	(386)	47	1	4,429
Professional services expense	1,482	—	50	—	480	—	147	—	1,634	—	3,793
Other loan origination and maintenance expense	7,056	(3,677)	2,529	(1,567)	4,724	(2,155)	—	—	(125)	(21)	6,764
Loss on extinguishment of debt	—	—	—	—	—	—	179	—	—	—	179
Technology expense	1,411	—	352	—	386	—	95	—	848	—	3,092
Other general and administrative costs	1,918	(119)	46	—	(42)		371	(79)	1,985	(151)	3,929
Income before taxes	17,695	(2,262)	22,318	1,736	(4,884)	2,084	4,212	(585)	11,106	(26,354)	25,066
Income tax expense (benefit)	5,121	—	—	—	—	—	—	—	2,044	—	7,165
Net income	$12,574	$(2,262)	$22,318	$1,736	$(4,884)	$2,084	$4,212	$(585)	$9,062	$(26,354)	$17,901

Other Segment Disclosures:
Assets	$1,520,476	$(31,544)	$625,297	$(152,070)	$415,364	$(48,251)	$120,028	$(98,083)	$762,879	$(714,997)	$2,399,099
Goodwill & intangible assets	$820	$—	$—	$—	$—	$—	$13,813	$—	$—	$—	$14,633
Amortization of intangible assets	$43	$—	$—	$—	$—	$—	$—	$—	$—	$—	$43

NOTE 19—SUBSEQUENT EVENTS:

Repurchase Transaction Agreement

On October 1, 2026, NALH, a wholly-owned subsidiary of the Company and Banco Santander, S.A. (“Santander”) entered into a repurchase transaction agreement (“Transaction Agreement”), pursuant to which NALH sold certain securities to Santander, for $17 million, subject to repurchase by NALH on October 1, 2027.

Private Note Exchange

On October 19, 2026, the Company entered into Note Exchange Agreements (the “Agreements”) with holders of $24.0 million of the Company's 8.125% Senior Notes due 2027 (the “Senior Notes”). Pursuant to the Agreements, the Company and holders of the Senior Notes agreed to exchange (the “Exchange”) the Senior Notes of each such holder for $24.0 million of the Company’s newly issued 8.125% Fixed Rate Senior Notes due February 1, 2029 (the “New Senior Notes”). The New Senior Notes will pay interest at the rate of 8.125% per annum, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning November 1, 2026, and will mature on February 1, 2029. The New Senior Notes are subject to redemption in whole but not in part at any time, at the option of the Company, (i) on or after February 1, 2028, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the redemption date or (ii) prior to February 1, 2028, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding February 1, 2028, in each case upon giving not less than ten (10), but not more than sixty (60) days’ notice to the holder of the New Senior Notes. The Exchange became effective on October 20, 2026. It is expected that the remaining $26.0 million aggregate principal amount of Senior Notes outstanding will be repaid on the February 1, 2027 maturity date.

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
•our current intent to re-evaluate our business model, which will include holding larger amounts of guaranteed portions of SBA 7(a) loans on our balance sheet and relying less on the income earned from the sale of guaranteed portions of SBA 7(a) loans in the secondary market, could negatively impact our revenues and business;
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
•Newtek Bank’s authority to originate loans under the SBA 7(a) program, maintain PLP status and authority to sell guaranteed portions of SBA 7(a) loans in the Secondary Market; and
•the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC, including the documents we incorporate by reference.

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

Our loan products include SBA 7(a), SBA 504, traditional C&I loans, C&I LA loans, CRE loans and ABL loans. Newtek Bank is a national bank and, as a nationally licensed SBA lender under the SBA 7(a) Program, originates, sells and services SBA 7(a) loans. Newtek Bank has been granted PLP status and is authorized to place SBA guarantees on loans without seeking prior SBA review and approval. Being a national SBA 7(a) lender with PLP status allows Newtek Bank to expedite the origination of SBA 7(a) loans since Newtek Bank is not required to present applications to the SBA for concurrent review and approval. A government failure to fund the SBA or the loss of the SBA 7(a) lending license or PLP status would adversely impact our marketing efforts and our loan origination volume, which would negatively impact our results of operations. See “ITEM 1A. RISK FACTORS - Risks Related to SBA Lending.

Our process to extend credit to borrowers begins with technology but finishes with credit committee approval. For SBA7(a) loans, we hold the unguaranteed portion and we both sell portions guaranteed by the SBA for premiums and also hold guaranteed portions on our balance sheet to earn interest income. Unlike traditional financial and bank holding companies, the majority of our income has been historically driven and influenced by noninterest income, specifically gains on sales and market value adjustments on loans. Going forward, we intend to rely less on gain on sales and more on recurring interest income. There can be no guarantee that we will continue to earn revenue from the sales of guaranteed portions of SBA 7(a) loans at the historic levels we have in the past. We sell certain loans servicing retained, in which case we record a servicing asset that could increase our gain on sale and provides a stream of future income to the extent the loan balance continues to be outstanding.

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

The migration of our lending activities into Newtek Bank reflects a deliberate transition from capital-markets- and warehouse-funded origination to a deposit-funded model. During the three and nine months ended September 30, 2026 our average cost of total deposits was 3.92% and 3.74%, respectively, compared to an average cost of borrowings of 8.90% and 8.87%. We expect this shift toward lower-cost deposit funding to remain a primary driver of our funding profile as the wind-down of NSBF’s legacy portfolio progresses.

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

Income

For the quarterly period ended September 30, 2026, we generated income in the form of interest and related servicing assets on such sales, dividends, electronic payment processing income, servicing income, other fee income generated by loan originations and by our subsidiaries. In some instances, we received payments on our loans based on scheduled amortization of the outstanding balances. In addition, we received repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments fluctuate significantly from period to period. There can be no assurance that we will continue to earn revenue from the sales of guaranteed portions of SBA 7(a) loans at the historic levels we have in the past. In addition, we received servicing income related to the guaranteed portions of SBA 7(a) loans which we originated and sold into the secondary market as well as on the portfolios of ALP loans owned and then securitized by NCL JV (dissolved in September 2025), TSO JV and Newtek ALP Holdings. These recurring fees are outlined in servicing agreements and were recorded when earned. In addition, we generated revenue in the form of loan origination fees (packaging and legal fees) as well as loan prepayment and late fees. We recorded such fees related to loans HFS as other income. Distributions of earnings from our joint ventures were evaluated to determine if the distribution was income, return of capital or realized gain.

We recognize realized gains or losses on loans based on the difference between (1) the net proceeds from the disposition and any servicing assets recognized and (2) the cost basis of the loan without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of loans and assets that were measured at fair value as a component of the net change in unrealized appreciation (depreciation) on the loans or servicing assets, as appropriate, as well as amortization and impairment, if any, of LCM servicing rights in the consolidated statements of income.

Expenses

For the quarterly period ended September 30, 2026, our primary operating expenses were salaries and benefits, interest expense including interest on deposits, electronic payment processing expense, loan origination and servicing expenses, and other general and administrative costs, such as professional fees, marketing, referral fees, servicing costs and rent.

Results of Operations
Set forth below is a comparison of the results of operations for the nine months ended September 30, 2026 and 2025.

Summary

For the nine months ended September 30, 2026, the Company reported net income of $38.7 million, or $1.24 per diluted share, compared to net income of $41.0 million, or $1.54 per diluted share, for the nine months ended September 30, 2025, a decrease of 5.5%. The decrease reflects that we are holding more guaranteed portions of SBA 7(a) loans on our balance sheet than we have in the past, which is having the anticipated effect of generating net interest income growth and transitioning the mix of revenue away from gain on sale income to recurring net interest income. Net income in our Banking segment grew to $90.5 million from $35.4 million, total deposits increased $1.1 billion during the nine months ended September 30, 2026 and our subsidiary Newtek ALP Holdings closed the NALP Business Loan Trust 2026-1 securitization backed by $341.8 million of collateral. Net interest income increased to $51.1 million from $42.4 million, and the provision for credit losses increased to $37.1 million from $30.3 million given portfolio growth, individually assessed reserves, and an increase in net charge offs as our portfolio seasons. Noninterest income decreased by $2.3 million and noninterest expense increased by $4.6 million.

The net decrease in net income was attributable to the following items:

	Nine Months Ended September 30,
	2026	2025	Change
Net interest income	$51,082	$42,405	$8,677
Provision for credit losses	37,115	30,334	6,781
Net interest income after provision for credit losses	13,967	12,071	1,896
Noninterest income	166,741	169,061	(2,320)
Noninterest expense	130,252	125,645	4,607
Net income before taxes	50,456	55,487	(5,031)
Income tax expense	11,740	14,516	(2,776)
Net income	$38,716	$40,971	$(2,255)

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

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$632,548	$18,782	3.97%	$271,996	$8,599	4.23%
Investment securities	19,403	605	4.17	17,485	690	5.28
Loans	2,169,414	126,504	7.80	1,565,654	104,213	8.90
Total interest-earning assets	2,821,365	145,891	6.91	1,855,135	113,502	8.18
Less: Allowance for credit losses on loans	(50,888)			(35,850)
Noninterest earning assets	237,460			213,246
Total assets	$3,007,937			$2,032,531

Interest-bearing liabilities:
Demand	$220,806	$1,173	0.71%	$112,218	$788	0.94%
Savings and NOW	1,082,026	33,441	4.13	404,063	13,409	4.44
Money Market	100,144	2,733	3.65	51,390	1,560	4.06
Time	604,395	18,839	4.17	395,975	14,324	4.84
Total deposits	2,007,371	56,186	3.74	963,646	30,081	4.17
Borrowings	582,259	38,623	8.87	693,298	41,016	7.91
Total interest-bearing liabilities	2,589,630	94,809	4.89	1,656,944	71,097	5.74
Noninterest-bearing deposits	—			—
Noninterest-bearing liabilities	12,713			80,167
Shareholders’ equity	405,594			295,420
Total liabilities and shareholders' equity	$3,007,937			$2,032,531
Net interest income and interest rate spread		$51,082	2.02%		$42,405	2.44%
Net interest margin			2.42%			3.06%
Ratio of average interest-earning assets to average interest bearing liabilities			108.95%			111.96%

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

	Nine Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(1,216)	$11,399	$10,183
Investment securities	(161)	76	(85)
Loans	(17,896)	40,187	22,291
Total interest income	(19,273)	51,662	32,389

Interest expense:
Demand	(378)	763	385
Savings and NOW	(2,466)	22,498	20,032
Money Market	(307)	1,480	1,173
Time	(3,024)	7,539	4,515
Borrowings	4,176	(6,569)	(2,393)
Total interest expense	(1,999)	25,711	23,712
Net interest income	$(17,274)	$25,951	$8,677

Net Interest Margin
Net interest margin decreased to 2.42% for the nine months ended September 30, 2026 from 3.06% for the nine months ended September 30, 2025.
Interest income increased by $32.4 million for the nine months ended September 30, 2026 from $113.5 million to $145.9 million when compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in the average balance of interest-earning assets of $966.2 million along with a decrease in the yield on interest earning assets from 8.18% to 6.91%.
Interest expense increased by $23.7 million for the nine months ended September 30, 2026 from $71.1 million to $94.8 million when compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in the average balance of interest-bearing liabilities of $932.7 million along with a decrease in the cost on interest earning liabilities from 5.74% to 4.89%.

Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the nine months ended September 30, 2026 and 2025, there was a provision for credit losses of $37.1 million and $30.3 million, respectively.

Noninterest Income

	Nine months ended September 30,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Dividend income	$1,940	$2,711	$(771)	(28.4)%
Net loss on loan servicing assets	(12,788)	(12,500)	(288)	2.3
Servicing income	16,673	17,655	(982)	(5.6)
Net gains on sales of loans	37,940	38,050	(110)	(0.3)
Net gain on residuals in securitizations	59,650	30,015	29,635	98.7
Net gain (loss) on loans under the fair value option	(8,938)	35,566	(44,504)	(125.1)
Electronic payment processing income	31,436	33,401	(1,965)	(5.9)
Other noninterest income	40,828	24,163	16,665	69.0
Total noninterest income	$166,741	$169,061	$(2,320)	(1.4)%
The $2.3 million decrease in noninterest income when comparing the nine months ended September 30, 2026 to nine months ended September 30, 2025 was primarily due to additional net losses on loans under the fair value option of $44.5 million and a decrease in electronic payment processing of $2.0 million. These were partially offset by an increase of $29.6 million in gain on residuals in securitization and an increase in other noninterest income of $16.7 million incurred in the nine months ended September 30, 2026.
The increase in net gain on residuals in securitizations was primarily due to the 2026-1 Securitization Trusts, which closed on January 21, 2026. To consummate transaction, $341.8 million of ALP loans HFS at fair value were sold into the securitization trust at par. This resulted in $66.4 million of previously recorded gains on ALP loans under the fair value option to be reversed, which was a large driver of the increase in loss on loans under the fair value option. The residual in the securitization (represented by the ownership certificates) was then valued resulting in a gain that was netted against the transaction costs. Refer to NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES in the accompanying notes to the consolidated financial statements for additional information.

Noninterest Expense

	Nine months ended September 30,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Salaries and employee benefits expense	$67,554	$64,424	$3,130	4.9%
Electronic payment processing expense	13,247	13,304	(57)	(0.4)
Professional services expense	9,719	11,532	(1,813)	(15.7)
Other loan origination and maintenance expense	16,672	14,468	2,204	15.2
Loss on extinguishment of debt	—	179	(179)	(100.0)
Technology expense	8,835	8,815	20	0.2
Other general and administrative costs	14,225	12,923	1,302	10.1
Total noninterest expense	$130,252	$125,645	$4,607	3.7%

The $4.6 million increase in noninterest expense when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025 was primarily due to a $3.1 million increase in salaries and employee benefits expense, a $2.2 million increase in other loan origination and maintenance expense and an increase in other general and administrative costs of $1.3 million, partially offset by a decrease in professional services expense of $1.8 million. The increase in salaries and employee benefits was primarily attributable to higher benefit costs, including medical and other insurance expenses. The increase in other loan origination and maintenance expense was due to the increase in loans originated during the period. The decrease in professional fees period over period is primarily attributable to a decrease in audit and legal fees.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Nine Months Ended		2026/2025 Increase/(Decrease)
	September 30, 2026	September 30, 2025	Amount	Percent
Banking	$71,471	$30,866	$40,605	131.6%
Alternative Lending	8,846	60,445	(51,599)	(85.4)%
NSBF	(25,044)	(13,612)	(11,432)	84.0%
Payments	10,554	12,556	(2,002)	(15.9)%
Corporate & Other	3,617	20,732	(17,115)	(82.6)%
Eliminations	(30,728)	(70,016)	39,288	(56.1)%
Consolidated net income	$38,716	$40,971	$(2,255)	(5.5)%

Banking

The banking segment includes Newtek Bank as well as its consolidated subsidiaries SBL and PMT. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, C&I LA loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $67.1 million of net interest income during the nine months ended September 30, 2026 compared to $43.9 million of net interest income during the nine months ended September 30, 2025.

Alternative Lending

Alternative Lending includes Newtek ALP Holdings (NALH) and its subsidiaries. The Company originated loans under its ALP program from 2019 through December 2025. Beginning in the first quarter of 2026, these loans are originated at Newtek Bank under its C&I LA program, and NALH no longer originates loans.

Net income for the segment declined to $8.8 million for the nine months ended September 30, 2026 as compared to $60.4 million for the nine months ended September 30, 2025. The decline in the net income reflects the cessation of loan originations at NALH. Because C&I LA loans are now originated at Newtek Bank, the origination fees associated with those loans are recognized in the Banking segment rather than in Alternative Lending. In addition, loans originated in 2026 are carried at fair value at Newtek Bank, so the segment recognizes no fair value premium on new originations.

NSBF

NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.

Payments

Payments includes NMS, POS and Mobil Money. Within the segment’s results are $33.0 million of noninterest income for the nine months ended September 30, 2026 resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $35.9 million during the nine months ended September 30, 2025. The net income also included $21.5 million and $23.1 million of noninterest expense for the nine months ended September 30, 2026 and 2025, respectively.

Corporate and Other

Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Results of Operations
Set forth below is a comparison of the results of operations for the three months ended September 30, 2026 and 2025.
Summary

For the three months ended September 30, 2026, the Company reported net income of $10.7 million, or $0.34 per diluted share, compared to net income of $17.9 million, or $0.67 per diluted share, for the three months ended September 30, 2025. Net interest income increased to $18.9 million from $14.5 million, and the provision for credit losses increased to $15.4 million from $7.7 million as our allowance for credit losses stabilized following three years of reserve build associated with our 2023 adoption of CECL. Noninterest income decreased by $7.5 million while noninterest expense remained relatively flat.

The change in net income was attributable to the following items:

	Three Months Ended September 30,
	2026	2025	Change
Net interest income	$18,892	$14,549	$4,343
Provision for credit losses	15,393	7,712	7,681
Net interest income after provision for credit losses	3,499	6,837	(3,338)
Noninterest income	52,893	60,388	(7,495)
Noninterest expense	42,172	42,159	13
Net income before taxes	14,220	25,066	(10,846)
Income tax expense	3,516	7,165	(3,649)
Net income	$10,704	$17,901	$(7,197)

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

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Interest-earning assets:
Other interest-earning assets	$616,749	$4,717	3.07%	$275,885	$2,518	3.62%
Investment securities	15,798	172	4.37	13,015	200	6.10
Loans	2,419,620	48,467	8.03	1,729,885	36,376	8.34
Total interest-earning assets	3,052,167	53,356	7.01	2,018,785	39,094	7.68
Less: Allowance for credit losses on loans	(54,517)			(42,724)
Noninterest earning assets	273,129			286,617
Total assets	$3,270,779			$2,262,678

Interest-bearing liabilities:
Demand	$230,416	$415	0.72%	$157,657	$277	0.70%
Savings and NOW	1,241,308	12,880	4.16	447,058	4,660	4.14
Money Market	108,444	983	3.64	64,113	576	3.56
Time	700,527	8,039	4.60	479,078	5,366	4.44
Total deposits	2,280,695	22,317	3.92	1,147,906	10,879	3.76
Borrowings	547,270	12,147	8.90	674,017	13,666	8.04
Total interest-bearing liabilities	2,827,965	34,464	4.89	1,821,923	24,545	5.34
Noninterest-bearing deposits	—			—
Noninterest-bearing liabilities	27,066			101,678
Shareholders’ equity	415,748			339,077
Total liabilities and shareholders' equity	$3,270,779			$2,262,678
Net interest income and interest rate spread		$18,892	2.12%		$14,549	2.34%
Net interest margin			2.48%			2.86%
Ratio of average interest-earning assets to average interest bearing liabilities			107.93%			110.81%

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

	Three Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease) Due to
	Rate	Volume	Total
Interest income:
Other interest-earning assets	$(912)	$3,111	$2,199
Investment securities	(71)	43	(28)
Loans	$(2,413)	$14,504	$12,091
Total interest income	(3,396)	17,658	14,262

Interest expense:
Demand	10	128	138
Savings and NOW	(59)	8,279	8,220
Money Market	9	398	407
Time	193	2,480	2,673
Borrowings	1,051	(2,570)	(1,519)
Total interest expense	1,204	8,715	9,919
Net interest income	$(4,600)	$8,943	$4,343

Net Interest Margin
Net interest margin decreased to 2.48% for the three months ended September 30, 2026 from 2.86% for the three months ended September 30, 2025.
Interest income increased by $14.3 million for the three months ended September 30, 2026 from $39.1 million to $53.4 million when compared to the three months ended September 30, 2025. The increase was primarily due to an increase in the average balance of interest-earning assets of $1.0 billion, partially offset by a decrease in the yield on interest earning assets from 7.68% to 7.01%.
Interest expense increased by $9.9 million for the three months ended September 30, 2026 from $24.5 million to $34.5 million when compared to the three months ended September 30, 2025. The increase was primarily due to an increase in the average balance of interest-bearing liabilities of $1.0 billion, partially offset by a decrease in the cost on interest earning liabilities from 5.34% to 4.89%.
Provision for Credit Losses
The provision for loan and lease credit losses represents the amount necessary to be charged against the current period’s earnings to maintain the ACL on loans at a level that the Company believes is appropriate in relation to the estimated losses inherent in the loan portfolio.
For the three months ended September 30, 2026 and 2025 the provision for credit losses was $15.4 million and $7.7 million, respectively. The increase in provision for credit losses was primarily due to increases in net charge-offs, specific reserves on individually evaluated loans, and balances of loans HFI at amortized cost, across all products but specifically SBA 7(a) loans.

Noninterest Income

	Three Months Ended September 30,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Dividend income	$1,005	$425	$580	136.5%
Net loss on loan servicing assets	(1,342)	(4,493)	3,151	(70.1)
Servicing income	5,285	6,076	(791)	(13.0)
Net gains on sales of loans	32	9,563	(9,531)	(99.7)
Net gain (loss) on residuals in securitizations	1,500	(1,450)	2,950	(203.4)
Net gain (loss) on loans under the fair value option	19,986	29,250	(9,264)	(31.7)
Electronic payment processing income	10,180	11,053	(873)	(7.9)
Other noninterest income	16,247	9,964	6,283	63.1
Total noninterest income	$52,893	$60,388	$(7,495)	(12.4)%
The $7.5 million decrease in noninterest income when comparing the three months ended September 30, 2026 to three months ended September 30, 2025 was primarily due to a decrease in net gains on sales of loans of $9.5 million and a decrease in net gain on loans under the fair value option of $9.3 million, which were partially offset by an increase in other noninterest income of $6.3 million and a decrease in net loss on loan servicing assets of $3.2 million. The decrease in net gains on sales of loans was primarily due to holding more loans on our balance sheet, which generates recurring interest income growth.
Noninterest Expense

	Three Months Ended September 30,		2026/2025 Increase/(Decrease)
	September 30, 2026	September 30, 2025	Amount	Percent
Salaries and employee benefits expense	$21,224	$19,973	$1,251	6.3%
Electronic payment processing expense	4,407	4,429	(22)	(0.5)
Professional services expense	3,935	3,793	142	3.7
Other loan origination and maintenance expense	5,536	6,764	(1,228)	(18.2)
Technology expense	2,961	3,092	(131)	(4.2)
Loss on extinguishment of debt	—	179	(179)	(100.0)
Other general and administrative costs	4,109	3,929	180	4.6
Total noninterest expense	$42,172	$42,159	$13	—%

Noninterest expense remained relatively flat when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025 primarily due to a $1.3 million increase in salaries and employee benefits expense which was largely offset by a $1.2 million decrease in other loan origination and maintenance expense.

Results of Segment Operations

The Company has four reportable segments Banking, Alternative Lending, NSBF, and Payments. A description of each segment and the methodologies used to measure financial performance is described in NOTE 18—SEGMENTS in the accompanying Notes to the Consolidated Financial Statements. Net income (loss) by operating segment is presented below:

	Three Months Ended September 30,		2026/2025 Increase/(Decrease)
	2026	2025	Amount	Percent
Banking	$23,261	$12,574	$10,687	85.0%
Alternative Lending	(215)	22,318	(22,533)	(101.0)%
NSBF	(8,239)	(4,884)	(3,355)	68.7%
Payments	3,387	4,212	(825)	(19.6)%
Corporate & Other	7,234	9,062	(1,828)	(20.2)%
Eliminations	(14,724)	(25,381)	10,657	(42.0)%
Consolidated net income	$10,704	$17,901	$(7,197)	(40.2)%
Banking
The banking segment includes Newtek Bank as well as its consolidated subsidiaries SBL and PMT. The financial results include the origination, sale, and servicing of SBA 7(a) loans, SBA 504 loans, C&I loans, C&I LA loans, CRE loans and ABL loans. In addition, Newtek Bank offers depository services. The results include $26.3 million of net interest income during the three months ended September 30, 2026 compared to $16.6 million of net interest income during the three months ended September 30, 2025.

Alternative Lending

Alternative Lending includes NALH (Newtek ALP Holdings) and its subsidiaries. Within the segment’s results are $0.4 million of noninterest income for the three months ended September 30, 2026, compared to $22.1 million during the three months ended September 30, 2025. The net income also included $1.2 million and $3.2 million of noninterest expense for the three months ended September 30, 2026 and 2025, respectively. The reduction in income for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 resulted from loan originations no longer being originated by NALH subsequent to December 31, 2025.
NSBF
NSBF relates to NSBF’s legacy portfolio of SBA 7(a) loans held outside Newtek Bank. The change in net income is due to the wind-down of NSBF’s operations.
Payments
Payments includes NMS, POS and Mobil Money. Within the segment’s results are $10.8 million of noninterest income for the three months ended September 30, 2026, resulting from marketing credit and debit card processing services, check approval services, processing equipment, and software, compared to $11.9 million during the three months ended September 30, 2025. The net income also included $7.0 million and $7.6 million of noninterest expense for the three months ended September 30, 2026 and 2025, respectively.
Corporate and Other
Corporate and Other represents operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company, other non-bank subsidiaries including NIA, and elimination adjustments to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP.

Discussion and Analysis of Financial Condition

September 30, 2026 vs. December 31, 2025

ASSETS

Total assets at September 30, 2026 were $3.5 billion, an increase of $781.2 million, or 28.5%, compared to total assets of $2.7 billion at December 31, 2025.

Loans

	September 30, 2026	December 31, 2025	Change
Loans HFS, at fair value	$654,265	$971,837	$(317,572)
Loans HFS, at LCM	18,194	26,532	(8,338)
Loans HFI, at fair value	823,742	281,198	542,544
Loans HFI, at amortized cost, net of deferred fees and costs	1,309,278	896,689	412,589
Allowance for credit losses	(57,052)	(45,226)	(11,826)
Loans HFI, at amortized cost, net	1,252,226	851,463	400,763
Total Loans	$2,748,427	$2,131,030	$617,397

Loans HFS

Loans HFS, at fair value decreased $317.6 million during the nine months ended September 30, 2026. The decrease was primarily attributable to the reclassification of $442.6 million of loans from loans HFS, at fair value, to loans HFI, at fair value, in the second quarter of 2026 as a result of certain modifications made with respect to Newtek Bank’s participation in the SBA Secondary Market.

	September 30, 2026	December 31, 2025	Change
SBA 504 First Lien	$253,328	$201,015	$52,313
SBA 504 Second Lien	31,652	31,207	445
SBA 7(a)[1]	54,323	324,467	(270,144)
Total SBA loans	339,303	556,689	(217,386)
C&I LA2	305,859	—	305,859
ALP	9,103	415,148	(406,045)
Loans HFS, at fair value	$654,265	$971,837	$(317,572)
1    As a result of an agreement with the SBA with respect to Newtek Bank’s participation in the SBA Secondary Market, $442.6 million of loans HFS, at fair value, as of June 30, 2026, were reclassified to loans HFI, at fair value.
2    C&I LA loans originated by Newtek Bank, which began during the first quarter of 2026.

Loans HFS, at LCM decreased $8.3 million during the same period.

	September 30, 2026	December 31, 2025	Change
SBA 504 First Lien	$15,653	$19,075	$(3,422)
SBA 504 Second Lien	2,541	7,457	(4,916)
Loans HFS, at LCM	$18,194	$26,532	$(8,338)

Loans held for investment

At Fair value: Loans HFI, at fair value were $823.7 million at September 30, 2026 compared to $281.2 million at December 31, 2025. The increase was primarily driven by the reclassification of $442.6 million of loans from loans HFS, at fair value, to loans HFI, at fair value, as a result an agreement with the SBA with respect to Newtek Bank’s participation in the SBA Secondary Market.

At Amortized Cost: Loans HFI, at amortized cost, consist of loans originated at or purchased by Newtek Bank. The $412.6 million increase in loans HFI, at amortized cost, is the result of an increase in originations for the nine months ended September 30, 2026 over 2025.

Credit Quality: The increase in nonperforming loans was primarily driven by the repurchases of $184.1 million of guaranteed portions of SBA 7(a) loans from the secondary market and the SBA since 2025. In accordance with ASC 326, the zero loss exception is applied and no allowance for credit losses has been recorded on the guaranteed portions given these portions of loans are guaranteed by a government-sponsored entity, the SBA guarantees are in full force and the Company expects to collect the guaranteed amounts in full from the SBA in the event of borrower defaults While the allowance coverage ratio to total loans HFI has declined, when considering the zero loss exception previously described, the allowance coverage ratio has remained consistent during 2026. In addition, the increase in nonperforming loans has been driven by current economic conditions, including rising interest rates and inflation. The Company continues to focus on prudent underwriting and portfolio diversification across its lending activities. The following table presents an analysis of loans HFI with credit metrics, including a breakdown by days aged:

Credit Quality Ratios	September 30, 2026		December 31, 2025

At Amortized Cost
Current	$1,016,161	77.8%	$794,951	88.9%
Past Due 30-89 Days and accruing	26,752	2.0%	20,555	2.3%
Past Due 90 and more Days and accruing	11,760	0.9%	—	—%
Nonaccrual loans	251,980	19.3%	78,814	8.8%
Total, at amortized cost	$1,306,653	100.0%	$894,320	100.0%
Deferred fees and costs	2,625		2,369
Total, at amortized cost, net of deferred fees and costs	$1,309,278		$896,689
Allowance for credit losses	$(57,052)	4.4%	$(45,226)	5.0%

At Fair Value
Current	$670,856	81.4%	$189,177	67.2%
Past Due 30-89 Days and accruing	34,550	4.2%	16,746	6.0%
Past Due 90 and more Days and accruing	8,905	1.1%	2,732	1.0%
Nonaccrual loans	109,431	13.3%	72,543	25.8%
Total	$823,742	100.0%	$281,198	100.0%
Past due and nonaccrual loans as % of Outstanding UPB	$152,886	18.6%	$92,021	32.7%

Nonperforming Assets, as a percentage of total assets
Loans HFI, at amortized cost	$251,980	7.1%	$78,814	2.9%
Loans HFI, at fair value	109,431	3.1%	72,543	2.6%
Other real estate owned	12,400	0.4%	8,856	0.3%
Total Nonperforming Assets	$373,811	10.6%	$160,213	5.8%

CRE exposure

The Company’s loan portfolio consists of loans to independent business owners (SMBs). The Company’s Loans HFI at amortized cost and Loans HFS at LCM include a total of $432.4 million of loans, including unfunded commitments, backed by CRE and considered non-owner occupied as of September 30, 2026. The average loan-to-value for this CRE portfolio was 59.9%. The CRE portfolio is diversified by property type and geography, and management actively monitors concentration levels, loan to value ratios, and debt service coverage metrics as part of its ongoing credit risk management process. Furthermore, there is limited exposure to office space.

The table below presents details of the loans considered non-owner occupied CRE that are not carried at fair value:

	September 30, 2026				December 31, 2025
	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type	HFI at amortized cost, net of deferred fees and costs	HFS at LCM	Total	LTV by CRE type
Loans not backed by NOO CRE	$961,740	$—	$961,740		$622,495	$—	$622,495
Loans backed by NOO CRE	347,538	18,194	365,732		274,194	26,532	300,726
Total loans	$1,309,278	$18,194	$1,327,472		$896,689	$26,532	$923,221

Loans backed by NOO CRE by type:
Retail	$62,474	$10,663	$73,137	53.1%	$63,013	$—	$63,013	54.0%
1-4 Family	18,331	—	18,331	55.9%	22,187	—	22,187	54.5%
Multifamily	161,862	—	161,862	61.4%	80,263	—	80,263	58.6%
Industrial	28,861	—	28,861	47.5%	34,416	—	34,416	50.5%
Office	40,278	—	40,278	52.0%	40,638	—	40,638	52.6%
Construction and land development[1]	16,744	2,782	19,526	66.9%	12,869	19,075	31,944	63.7%
Hotel	8,618	3,267	11,885	47.2%	7,709	7,457	15,166	48.2%
Other	10,370	1,482	11,852	66.9%	13,099	—	13,099	61.8%
Total NOO CRE	$347,538	$18,194	$365,732	59.9%	$274,194	$26,532	$300,726	57.5%

Unfunded Commitments
Construction and land development[1]	$—	$66,613	$66,613		$—	$55,149	$55,149
Multifamily	—	10	10		—	—	—
Total unfunded commitments	—	66,623	66,623		—	55,149	55,149
Total CRE Loans	$347,538	$84,817	$432,355		$274,194	$81,681	$355,875
1 Construction and land development includes SBA 504 first and second lien loans. The LTV on first lien is generally 65%. Second liens are typically taken out by the SBA following project completion and occupancy by the borrower. The LTV calculated is based on total exposure.

Goodwill and Intangibles

The table below presents detail of the Company’s Goodwill and intangibles:

	September 30, 2026			December 31, 2025
	Goodwill	Intangible Assets	Total	Goodwill	Intangible Assets	Total
Banking segment	$271	$408	$679	$271	$512	$783
Payments segment	13,814	—	13,814	13,814	—	13,814
Total	$14,085	$408	$14,493	$14,085	$512	$14,597

The change in intangible assets relates to amortization of intangible assets during the nine months ended September 30, 2026.

Residuals in Securitizations, at Fair Value

Residuals in securitizations, at fair value were $205.5 million as of September 30, 2026 as compared to $76.7 million as of December 31, 2025. The residuals in securitizations as of September 30, 2026 arise from the NALP Business Loan Trust 2025-1 and 2026-1 ALP securitizations. See the “Residuals in Securitizations, at Fair Value” discussion below and NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES for the Company’s primary-beneficiary analysis and the basis for not consolidating the Unconsolidated Trusts.

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

LIABILITIES

Total liabilities at September 30, 2026, were $3.1 billion, an increase of $760.6 million, or 32.4%, compared to total liabilities of $2.3 billion at December 31, 2025.

Deposits

Total deposits were $2.5 billion at September 30, 2026, consisting of $68.0 million in noninterest bearing deposits and $2.4 billion in interest bearing deposits, a $1.1 billion increase from the balance as of December 31, 2025. The increase in deposits is a result of increases in all of our deposit products due to our competitive interest rates well above the risk free rate and what we view as the “sticky” deposit relationships we foster by providing value to our depositors via the Newtek Advantage, our integrated business and financial management platform. To that end, non-affiliate business deposits increased $13 million, or 4% quarter over quarter, and $109 million, or 48% year over year, while core consumer deposits grew $231 million, or 13% quarter over quarter, and $1.1 billion, or 126% year over year. Furthermore, since the acquisition of Newtek Bank in early 2023, roughly 62% of the Company’s business lending clients have opened a business deposit account.We believe the breadth of these relationships — spanning deposits, payments, payroll and lending — supports deposit retention; insured deposits represented 79.4% of total deposits as of September 30, 2026.

Borrowings

Borrowings Outstanding	September 30, 2026	December 31, 2025	Change
Secured Borrowings:
Notes Payable - Securitization Trusts[1,2]	$96,356	$127,050	$(30,694)
NMS Goldman Facility[2]	87,862	88,352	(490)
SPV I Capital One Facility[2,3]	—	16,085	(16,085)
SPV II Deutsche Bank Facility[2,4]	—	169,146	(169,146)
SPV III One Florida Bank Facility[2]	28,120	33,259	(5,139)
NH6/SPV IV D2 Facility[2]	19,615	—	19,615
FHLB Advances	—	7,349	(7,349)
Total Secured Borrowings	231,953	441,241	(209,288)
Unsecured Borrowings[2]:
2026 Notes (5.50%)[5,7]	—	95,000	(95,000)
2027 Notes (8.125%)[6]	49,990	49,967	23
2028 Notes (8.00%)	39,334	39,073	261
2029 Notes (8.50%)	70,448	70,066	382
2029 Notes (8.625%)	73,513	73,150	363
2030 Notes (8.375%)[5]	51,498	51,391	107
2031 Notes (8.50%)[7]	7,841	—	7,841
2033 Notes (8.375%)	14,888	—	14,888
Total Unsecured Borrowings	307,512	378,647	(71,135)
Total Borrowings	$539,465	$819,888	$(280,423)
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

Borrowings were $539.5 million at September 30, 2026, compared to $819.9 million at December 31, 2025. This decrease was primarily due to $190.4 million repayments of borrowings under the SPV I Facility (facility was paid in full and terminated on March 25, 2026),SPV II Facility (facility was paid in full and terminated on May 20, 2026) and III facilities, $95.0 million maturity of the 2026 Notes and $30.7 million reduction in the notes payable on securitization trusts. These decreases were partially offset by the $7.8 million and $14.9 million issuances of the 2031 Notes and 2033 Notes, respectively and $19.6 million in additional borrowing on the NH6/SPV IV D2 Facility.

Liquidity and Capital Resources
Overview

Total liquidity sources increased to $614.9 million as of September 30, 2026 from $386.7 million as of December 31, 2025, driven primarily by establishing discount window borrowing capacity based on pledged collateral via the Federal Reserve Bank of Atlanta’s Borrower in Custody Program. Both the Company and Newtek Bank remained above all “well-capitalized” regulatory minimums (Company Total Capital ratio of 15.0%). The Company actively manages liquidity to support business operations and meet obligations through ongoing monitoring of deposit trends and funding sources. In addition, the Company performs stress testing designed to assess our ability to meet both expected and unexpected cash flow needs. Management believes current liquidity and capital levels are sufficient to support planned operations and react to reasonably foreseeable market volatility.

Our liquidity and capital resources are derived from our deposits, Company notes, securitization transactions and earnings and cash flows from operations, including loan sales and repayments. The Company maintains a diversified deposit base across its customers. In the nine months ended September 30, 2026, our primary use of funds from operations included originations of loans and payments of fees, interest, and other operating expenses we incurred. We may raise additional equity or debt capital through both registered offerings off of a shelf registration, including “at-the-market” (ATM), and private offerings of securities. On January 27, 2023, the Company submitted a Form S-3 with the SEC in order to commence the process of re-establishing an effective shelf registration statement. The registration statement on Form S-3 was declared effective by the SEC on July 27, 2023 and was effective for three years; on June 25, 2026 the Company filed a new Form S-3, which was declared effective by the SEC on July 21, 2026. On November 17, 2023, the Company entered into the Original ATM Equity Distribution Agreement, which was amended and restated on June 6, 2025. The Amended and Restated Equity Distribution Agreement provides that the Company may offer and sell up to 5,000,000 shares of Common Stock from time to time through the placement agents. On November 1, 2024, the Company’s Board of Directors approved a new stock repurchase program granting the Company authority to repurchase up to 1.0 million shares of Company common stock during the next twelve months. On November 7, 2025, the Company’s Board of Directors approved a twelve month extension of the stock repurchase program. In addition, on September 11, 2025, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2029 Notes during the following six months. On April 24, 2026, the Board approved a debt repurchase program granting the Company authority to repurchase up to $5.0 million aggregate principal amount of the Company’s 2028 Notes and 2029 Notes during the following twelve months.

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

Capital amounts and ratios for the Company as of September 30, 2026 and December 31, 2025 are presented in the table below:

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
NewtekOne, Inc. - September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$365,096	11.4%	$128,104	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	316,915	11.9%	119,842	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	365,096	13.7%	159,896	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	398,669	15.0%	212,623	8.0%	N/A	N/A
NewtekOne, Inc. - December 31, 2025
Tier 1 Capital (to Average Assets)	$363,935	15.2%	$95,588	4.0%	N/A	N/A
Common Equity Tier 1 (to Risk-Weighted Assets)	315,754	17.8%	79,924	4.5%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	363,935	20.5%	106,565	6.0%	N/A	N/A
Total Capital (to Risk-Weighted Assets)	386,428	21.8%	142,087	8.0%	N/A	N/A
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Under the applicable regulatory capital standards, Newtek Bank remained “well-capitalized” under the prompt corrective action measures as of the reporting date, with capital ratios exceeding minimum regulatory requirements and surpassing the capital conservation buffer requirements.

Capital amounts and ratios for Newtek Bank as of September 30, 2026, and December 31, 2025 are presented in the table below.

	Actual		For Capital Adequacy Purposes[1]		For Consideration as Well-Capitalized
Newtek Bank - September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)	$214,303	8.4%	$102,049	4.0%	$127,561	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	214,303	10.6%	90,978	4.5%	131,412	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	214,303	10.6%	121,304	6.0%	161,738	8.0%
Total Capital (to Risk-Weighted Assets)	240,049	11.8%	162,745	8.0%	203,431	10.0%
Newtek Bank - December 31, 2025
Tier 1 Capital (to Average Assets)	$155,000	10.3%	60,368	4.0%	$75,460	5.0%
Common Equity Tier 1 (to Risk-Weighted Assets)	155,000	12.1%	57,528	4.5%	83,096	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	155,000	12.1%	76,704	6.0%	102,272	8.0%
Total Capital (to Risk-Weighted Assets)	171,348	13.4%	102,272	8.0%	127,840	10.0%
1 Exclusive of the capital conservation buffer of 2.5% of risk-weighted assets.

Public Offerings

The Company maintains an equity ATM program (up to 5.0 million shares of common stock), a debt ATM program (up to $50.0 million of specified notes and depositary shares, established March 2026), and stock and debt repurchase programs (up to 1.0 million common shares, and up to $5.0 million of 2028/2029 Notes). There was no activity under the equity ATM, stock repurchase, or debt repurchase programs during the nine months ended September 30, 2026. During the nine months ended September 30, 2026 the Company sold 1,747 shares of its 2031 Notes under the debt ATM program, resulting in net proceeds of $44.1 thousand.

Private Placements
NMS Goldman Facility
On September 26, 2025, NMS and its wholly-owned subsidiary, Mobil Money, LLC (collectively, the “Borrowers”), together with NBSH Holdings, LLC, the direct sole member of NMS, as guarantor, entered into a Credit and Guaranty Agreement (the “Goldman Credit Agreement”), with Private Credit at Goldman Sachs Alternatives ("Goldman") as Administrative Agent and Collateral Agent thereunder and the lenders party thereto from time to time (the “Lenders”). Pursuant to the terms of the Goldman Credit Agreement, the Lenders made available to the Borrowers term loans up to an aggregate principal amount of $90.0 million (the “Term Loans”) and a revolving facility up to an aggregate principal amount of $5.0 million (together with the Term Loans, collectively the “Goldman Facility”). The Goldman Facility will mature on September 26, 2030. The Company incurred approximately $1.2 million of deferred financing costs in connection with the Goldman Facility.

On September 26, 2025, the Borrowers drew down the full $90.0 million in Term Loans and used the proceeds to repay in full the outstanding amounts under a credit facility with Webster Bank, N.A. dated as of November 8, 2018 and pay transaction expenses related to the closing of the Goldman Facility. In addition, the Borrowers used the proceeds to fund $58.5 million of loans to the Company. The Company used the proceeds of such loans to repay and reduce the Company’s outstanding unsecured debt, repurchase Company common shares (subject to market conditions and the terms of existing or any future share repurchase authorizations by the Company’s board of directors) and for other general corporate purposes.

Pursuant to the terms of the guaranty under the Goldman Credit Agreement, NBSH has unconditionally guaranteed the prompt and unconditional payment of all of the Borrowers’ obligations under the Goldman Credit Agreement.

SPV I, II, III, and IV Facilities
Newtek ALP Holdings’ subsidiaries (our indirect subsidiaries) SPV I, II, III, and IV maintain/maintained credit facilities with third party lenders. SPV I had a Capital One facility with maximum borrowings of $100.0 million, which facility was repaid and terminated on March 25, 2026. SPV II had a Deutsche Bank Facility with maximum borrowings of $170.0 million, which facility was repaid and terminated on May 20, 2026. SPV III has a One Florida Bank facility with maximum borrowings of $35.0 million and which matures on August 7, 2028. At September 30, 2026, total principal owed by SPV III was $28.1 million. On April 28, 2026, NH6 and SPV IV (as co-borrowers) entered into a Term Loan Agreement with D2 Asset Services, LLC., with maximum borrowings of $20.0 million and a maturity on April 28, 2029. At September 30, 2026, total principal owed by NH6 and SPV IV was $20.0 million.
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

Cash Flows and Liquidity
The following table summarizes the Company’s available sources of liquidity as of September 30, 2026 and December 31, 2025:

	Availability as of
	September 30, 2026	December 31, 2025
Unrestricted cash	$3,785	$4,196
Lines of credit at other commercial banks[1]	7,187	9,591
Newtek Bank:
Interest bearing deposits in banks	277,506	279,618
FHLB borrowing availability[1]	69,018	63,296
FRB Atlanta borrowing availability[1]	237,426	—
Lines of credit at other financial institutions	20,000	30,000
Total liquidity sources	$614,922	$386,701
1    Availability as of September 30, 2026 and December 31, 2025 is based on collateral pledged as of that date.

The Company has restricted cash of $23.2 million as of September 30, 2026. NSBF holds a portion of the Company’s restricted cash, which includes reserves in the event payments are insufficient to cover interest and/or principal with respect to securitizations and loan principal and interest collected which are due to loan participants. In addition, the Company has funded a $10.0 million account to fund certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement, of which the Company is a guarantor. The majority of the Company’s remaining restricted cash is held by the parent company.

The Company generated and used cash as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(573,235)	$(427,836)
Net cash used in investing activities	(495,500)	(193,876)
Net cash provided by financing activities	1,062,907	457,269
Net decrease in cash and restricted cash	(5,828)	(164,443)
Cash and restricted cash—beginning of period (NOTE 2)	310,291	381,374
Cash and restricted cash—end of period (NOTE 2)	$304,463	$216,931

During the nine months ended September 30, 2026, operating activities used cash of $573.2 million, consisting primarily of $723.3 million of funding loans HFS. The use of cash was partially offset by $246.0 million of proceeds from the sale of loans HFS.
Cash used by investing activities was $495.5 million primarily comprised (i) $116.2 million in the funding of loans HFI, at cost; and (ii) $3.0 million of purchases and repurchases of loans HFI. These uses were partially offset by principal received on loans HFI of $48.4 million.
Net cash provided by financing activities was $1.1 billion consisting primarily of a (i) $1.1 billion net increase in deposits; and (ii) $273.1 million of proceeds related to residuals in securitizations. These sources of cash were partially offset by (i) $211.6 million repayment of bank notes payable.

Contractual Obligations
The Company’s obligations and commitments representing required and potential cash outflows include demand deposits, time deposits, unsecured senior notes, notes payable - securitization trusts, short-term and long-term advances from FHLB, other bank borrowings, and operating leases and other commitments as of September 30, 2026. Our material cash requirements over the next 12 months consist primarily of interest payments on our unsecured notes and securitization borrowings, funding of the $144.1 million of unfunded loan commitments outstanding as of September 30, 2026 ($65.2 million SBA 7(a), $73.4 million SBA 504, and $5.4 million commercial and industrial) to the extent drawn, and maturities of time deposits. Longer-term (beyond 12 months) cash requirements consist principally of the scheduled maturities of our unsecured notes (2027 through 2033) and securitization trust notes, and the SPV III, and SPV IV facilities maturing in August 2028 and April 2029, respectively. We expect to satisfy these requirements through deposit growth, cash flows from operations including loan sales and repayments, and, as needed, securitization and capital-markets financing. Refer to “NOTE 10—DEPOSITS,” “NOTE 11—BORROWINGS,” and “NOTE 13—COMMITMENTS AND CONTINGENCIES.”

Guarantees

The Company is a guarantor on several warehouse lines of credit as noted in the above table under Contractual Obligations. Refer to NOTE 11—BORROWINGS to the consolidated financial statements for the amounts outstanding, line availability, and term. The Company is also a guarantor on an NMS term loan facility. As of September 30, 2026, the Company determined that it is not probable that payments would be required to be made under the guarantees. The Company is also a guarantor on certain of NSBF’s potential obligations to the SBA pursuant to the Wind-down Agreement. Specifically, pursuant to the Wind-down Agreement, the Company has guaranteed NSBF’s obligations to the SBA for post-purchase repairs or denials on the guaranteed portion of 7(a) Loans sold by NSBF on the secondary market or servicing/liquidation post-purchase repairs or denial, and has funded a $10.0 million account to secure these potential obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies for the quarterly period ended September 30, 2026.
Valuation of Loans at Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, management used various valuation approaches. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels for disclosure purposes. We consider our loans HFI, at fair value and HFS, at fair value to be Level 3, within the fair value hierarchy as described in Note 10. Determining the fair value of the Level 3 loans HFS and loans HFI, which are measured at fair value requires management to make significant judgments about the valuation methodologies and inputs and assumptions used in the fair value calculation, including, but not limited to, historical credit losses, discounts for lack of marketability, underlying cash flows, and the impact of economic conditions.

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

The Company also originates C&I LA loans (formerly referred to as ALP or nonconforming conventional loans), which are HFS, unless management no longer has the intent or ability to sell certain individual loans. Historically, these were originated via our nonbank subsidiary but beginning in the first quarter of 2026 C&I LA loans are originated at Newtek Bank. C&I LA loans are carried at FV.

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

Valuation of Servicing Assets

For the nine months ended September 30, 2026, the Company accounted for servicing assets in accordance with ASC Topic 860-50 - Transfers and Servicing - Servicing Assets and Liabilities. The Company and Newtek Bank earn servicing fees primarily from the guaranteed portions of SBA 7(a), ALP, and SBA 504 loans they originate and sell. Servicing assets for loans originated by the Company’s nonbank subsidiaries are measured at FV at each reporting date and the Company reports changes in the FV of servicing assets in earnings in the period in which the changes occur. The valuation model for servicing assets incorporates assumptions including, but not limited to, servicing costs, discount rate, prepayment rate, and default rate. Considerable judgment is required to estimate the fair value of servicing assets and as such these assets are classified as Level 3 in our fair value hierarchy. Servicing assets for loans originated by Newtek Bank are measured at LCM and amortized based on their estimated life and impairment is recorded to the extent the amortized cost exceeds the asset’s FV.

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

On January 21, 2026, the Company’s subsidiary Newtek ALP Holdings closed a securitization pursuant to which it sold $251.9 million of Class A Notes, $35.9 million of Class B Notes, and $6.8 million of a Class C Note (collectively, the “2026-1 Notes”) issued by NALP Business Loan Trust 2026-1. The Notes are backed by $341.8 million of collateral, consisting of Company originated ALP loans. The Class A Notes received a Morningstar DBRS rating of “A (low) (sf)” and were priced at a yield of 5.796%; the Class B Notes received a Morningstar DBRS rating of “BBB (sf)” and were priced at a yield of 7.296%; and the Class C Note received a Morningstar DBRS rating of “BB (sf)” and was priced at a yield of 10.146%. The 2026-1 Notes had a weighted average yield of 6.08% and an 86% advance rate.

The 2025-1 and the 2026-1 Trusts (collectively “the Unconsolidated Trusts”) meet the definition of a VIE and the Company holds a variable interest in the Unconsolidated Trusts, however, the Company is not considered the primary beneficiary of the Unconsolidated Trusts, because the power over the activities that have the most significant impact on the economic performance of the Unconsolidated Trusts is held by a single noteholder who has the unilateral ability to remove the Company, without cause, as decision maker over the activities that most significantly impact the economic performance of the Unconsolidated Trusts. Consequently, the Company is not required to consolidate the Unconsolidated Trusts. The Company’s beneficial interest in the Unconsolidated Trusts is evidenced by NALH’s sole ownership of the ownership certificates representing a beneficial interest in the Trusts and its beneficial interest in the credit risk of the securitized ALP Loans. Newtek ALP Holdings, the sponsor of the Unconsolidated Trusts, is a wholly owned subsidiary of the Company, therefore the Company effectively owns 100% of the equity interest in the Unconsolidated Trusts.
Further information related to financial instruments can be found in NOTE 3—SECURITIZATIONS AND VARIABLE INTEREST ENTITIES.

Recent Developments

Repurchase Transaction Agreement

On October 1, 2026, NALH, a wholly-owned subsidiary of the Company and Banco Santander, S.A. (“Santander”) entered into a repurchase transaction agreement (“Transaction Agreement”), pursuant to which, NALH sold certain securities to Santander, for $17 million, subject to repurchase by NALH on October 1, 2027.

Private Note Exchange

On October 19, 2026, the Company entered into Note Exchange Agreements (the “Agreements”) with holders of $24.0 million of the Company's 8.125% Senior Notes due 2027 (the “Senior Notes”). Pursuant to the Agreements, the Company and holders of the Senior Notes agreed to exchange (the “Exchange”) the Senior Notes of each such holder for $24.0 million of the Company’s newly issued 8.125% Fixed Rate Senior Notes due February 1, 2029 (the “New Senior Notes”). The New Senior Notes will pay interest at the rate of 8.125% per annum, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, beginning November 1, 2026, and will mature on February 1, 2029. The New Senior Notes are subject to redemption in whole but not in part at any time, at the option of the Company, (i) on or after February 1, 2028, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to, but excluding, the redemption date or (ii) prior to February 1, 2028, at a redemption price equal to 100% of the outstanding principal amount being redeemed plus any accrued but unpaid interest, to but excluding February 1, 2028, in each case upon giving not less than ten (10), but not more than sixty (60) days’ notice to the holder of the New Senior Notes. The Exchange became effective on October 20, 2026. It is expected that the remaining $26.0 million aggregate principal amount of Senior Notes outstanding will be repaid on the February 1, 2027 maturity date.

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

The Company depends on the availability of secondary market purchasers of our loans HFS, but primarily for the guaranteed portions of SBA loans and the premium received on such sales to support its lending operations. Sale prices for guaranteed portions of SBA 7(a) loans could be negatively impacted by market conditions, in particular a higher interest rate environment, which typically lead to higher prepayments during the period, resulting in lower sale prices in the secondary market. A reduction in the price of guaranteed portions of SBA 7(a) loans or disruptions in the markets to which we sell could negatively impact our business.

The Company has cash and cash equivalents, which includes cash and due from banks, restricted cash, and interest bearing deposits in banks, of $304.5 million. We do not purchase or hold derivative financial instruments for trading purposes. All of our transactions are conducted in U.S. dollars and we do not have any foreign currency or foreign exchange risk. We do not trade commodities or have any commodity price risk.

We believe that we have placed our cash investments and their equivalents, which include deposits at other institutions, with high credit-quality financial institutions. As of September 30, 2026, cash deposits in excess of insured amounts totaled approximately $84.6 million. The Company and its non-bank subsidiaries have deposit accounts at Newtek Bank that total $46.8 million, of which $45.2 million is uninsured.

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

Estimated Changes in EVE and NII. The table below sets forth, as of September 30, 2026, the estimated changes in our (i) EVE that would result from the designated instantaneous changes in the forward rate curves; and (ii) NII that would result from the designated instantaneous changes in the U.S. Treasury yield curve, Prime Rate and the Secured Overnight Finance Rate. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

Basis Point ("bp") Change in	Estimated Increase/Decrease in Net Interest Income		Estimated Percentage Change in EVE
Interest Rates	12 Months Beginning September 30, 2026	12 Months Beginning September 30, 2027	As of September 30, 2026
+200	(3.6)%	(5.6)%	2.1%
+100	(2.0)	(3.0)	0.9
-100	1.4	2.2	(0.8)
-200	2.9	4.9	(0.1)

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2026. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Amended Bylaws of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 of NewtekOne, Inc’s Current Report on Form 8-K, filed January 24, 2023).

3.3	Articles of Amendment to Newtek Business Services Corp.’s Charter (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K filed January 17, 2025).

3.4	NewtekOne, Inc. Articles Supplementary, dated August 19, 2025. (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K, filed August 21, 2025).

3.5	NewtekOne, Inc. Articles Supplementary, dated September 16, 2025. (Incorporated by reference to Exhibit 3.1 to Newtek’s Current Report on Form 8-K, filed September 18, 2025).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of NewtekOne, Inc. (Incorporated by reference to Exhibit 99.1 to Newtek’s Current Report on Form 8-K, filed June 18, 2024).

10.4*	Amended Employment Agreement by and between NewtekOne, Inc., and Frank DeMaria dated as of August 16, 2026, filed herewith.

31.1*	Certification by Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification by Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2**	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTEKONE, INC.

Date: November 6, 2026	By:	/S/ BARRY SLOANE
Barry Sloane
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 6, 2026	By:	/S/ FRANK M. DEMARIA
Frank M. DeMaria
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)